Form 10-Q
period 2000-06-30
UNITED ENERGY CORP /NV/
filed 2000-12-20
CIK 1116734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________ to ________

                          Commission File No. 000-30841


                               UNITED ENERGY CORP.
             (Exact name of registrant as specified in its charter)

         NEVADA                                        22-3342379
(State or other jurisdiction of           (I.R.S. Employer Identification No. )
incorporation or organization)

600 Meadowlands Parkway, Secaucus, N.J.                    07094
(Address of principal executive offices)                (Zip Code)

                                 (201) 842-0288
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                              UNITED ENERGY CORP.

     Class                                 Outstanding as of September 29, 2000
Common Stock, $.01 par value                      15,830,270 shares

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements
                  (Unaudited) ...................................................          3

                  Consolidated balance sheets
                  June 30, 2000 and March 31, 2000 ..............................          4

                  Consolidated statement of operations for the three months ended
                  June 30, 2000 and 1999; .......................................          5

                  Consolidated statement of stockholders' equity
                  for the three months ended June 30, 2000; .....................          6

                  Consolidated statements of cash flows for the
                  three months ended June 30, 2000 and 1999 .....................          7

                  Notes to consolidated financial statements
                  June 30, 2000 .................................................        8-9

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................         10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ....         13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings .............................................         13

Item 2.           Changes in Securities and Use of Proceeds .....................         13

Item 3.           Defaults upon Senior Securities ...............................         14

Item 4.           Submission of Matters to a Vote of Security Holders ...........         14

Item 5.           Other Information- Credit Line with Fleet Bank, N.A ...........         14

Item 6.           Exhibits and Reports on Form 8-K ..............................         15


Signatures ......................................................................         16

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

UNITED ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS



                                                                                     Page
                                                                                     ----
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and March 31, 2000          4
Consolidated Statements of Operations for the Three Months Ended June 30, 2000
  and 1999 (Unaudited)                                                                  5
Consolidated Statements of Stockholders' Equity for the Three months ended June
  30, 2000                                                                              6
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2000
  and 1999 (Unaudited)                                                                  7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            8-9

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 (Unaudited)
AND MARCH 31, 2000


                                                                                          June 30, 2000    March 31, 2000
                                                                                          --------------   --------------
                                                                                            (Unaudited)
                                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                             $       68,204   $       46,008
    Accounts receivable, net of allowance for doubtful accounts of
       $73,100 and $18,260, respectively                                                         273,774          445,949
    Inventory                                                                                    802,172          592,285
    Prepaid expenses                                                                                 251                -
                                                                                          --------------   --------------
                 Total current assets                                                          1,144,401        1,084,242

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
    of $18,205 and $17,320, respectively                                                           8,776            9,661

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $8,952 and $7,957, respectively                  77,571           78,566
    Patent, net of accumulated amortization of $11,984 and $9,479, respectively                  138,284          140,789
    Other assets                                                                                   1,385            1,585
                                                                                          --------------   --------------
                 Total assets                                                             $    1,370,417   $    1,314,843
                                                                                          ==============   ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                 $      301,149   $      385,176
    Accounts payable to shareholders                                                             350,000          350,000
    Related party loans payable                                                                   24,718           24,718
    Short-term bank loan and revolving line of credit                                            163,959            5,697
                                                                                          --------------   --------------
                 Total current liabilities                                                       839,826          765,591
                                                                                          --------------   --------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; 100,000,000 shares authorized of $0.01 par value, 15,830,270 shares issued and outstanding as of June 30 and March 31, 2000
                                                                                                 158,302          158,302
    Additional paid-in capital                                                                 2,640,092        2,640,092
    Stock subscription receivable                                                                (25,000)         (25,000)
    Accumulated deficit                                                                       (2,242,803)      (2,224,142)
                                                                                          --------------   --------------
                 Total stockholders' equity                                                      530,591          549,252
                                                                                          --------------   --------------
                 Total liabilities and stockholders' equity                               $    1,370,417   $    1,314,843
                                                                                          ==============   ==============

The accompanying notes are an integral part of these consolidated balance sheets.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)


                                                                                 For the Three Months
                                                                                    Ended June 30,
                                                                          ---------------------------------
                                                                              2000                  1999
                                                                          -----------           -----------
                                                                                     (Unaudited)
REVENUES, net                                                             $   836,332           $   502,616

COST OF GOODS SOLD                                                            546,330               280,261
                                                                          -----------           -----------
                 Gross profit                                                 290,002               222,355
                                                                          -----------           -----------

OPERATING EXPENSES:
    General and administrative                                                303,344               189,721
    Depreciation and amortization                                               4,385                 4,553
                                                                          -----------           -----------
                 Total operating expenses                                     307,729               194,274
                                                                          -----------           -----------
                 (Loss) income from operations                                (17,727)               28,081
                                                                          -----------           -----------

OTHER (EXPENSE) INCOME, net:
    Interest income                                                                -                  1,673
    Interest expense                                                             (934)                 (330)
                                                                          -----------           -----------
                 Total other (expense) income, net                               (934)                1,343
                                                                          -----------           -----------
                 Net (loss) income                                            (18,661)               29,424
                                                                          ===========           ===========

BASIC AND DILUTED INCOME PER SHARE:                                       $      0.00           $      0.00
                                                                          ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
    basic and diluted                                                      15,830,270            15,703,770
                                                                          ===========           ===========

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Unaudited)
AND FOR THE YEAR ENDED MARCH 31, 2000





                                                     Common Stock          Additional       Stock
                                                -------------------------    Paid-in     Subscription   Accumulated
                                                 Shares         Amount       Capital      Receivable      Deficit         Total
                                                ----------    -----------  -----------   ------------  ------------   ------------
BALANCE, March 31, 1999                         15,681,270     $  156,812   $2,514,292    $  (25,000)  $(2,369,587)   $   276,517

    Common stock issued for services received      149,000          1,490      125,800            -             -         127,290

    Net income                                          -              -            -             -        145,445        145,445
                                                ----------    -----------  -----------   -----------   ------------   ------------

BALANCE, March 31, 2000                         15,830,270        158,302    2,640,092       (25,000)   (2,224,142)       549,252

    Net loss                                            -              -            -             -        (18,661)       (18,661)
                                                ----------    -----------  -----------   -----------   ------------   ------------

BALANCE, June 30, 2000                          15,830,270     $  158,302   $2,640,092    $  (25,000)  $(2,242,803)   $   530,591
                                                ==========    ===========  ===========   ===========   ============   ============

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


                                                                                     For the Three Months Ended
                                                                                               June 30,
                                                                                     --------------------------
                                                                                         2000           1999
                                                                                         ----           ----
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $ (18,661)   $  29,424
    Adjustments to reconcile net income to net cash used in operating activities-
       Depreciation and amortization                                                       4,385        4,553
    Changes in operating assets and liabilities-
       Decrease (increase) in accounts receivable                                        172,175     (198,684)
       Increase in inventory                                                            (209,887)    (122,450)
       Increase in prepaid expenses                                                         (251)          --
       Decrease (increase) in other assets, net                                              200       (4,885)
       Increase (decrease) in accounts payable and accrued expenses                      (84,027)     120,900
                                                                                       ---------    ---------
                 Net cash used in operating activities                                  (136,066)    (171,142)
                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for patent                                                                       --       (6,129)
                                                                                       ---------    ---------
                 Net cash used in investing activities                                        --       (6,129)
                                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (payments) on line of credit, net                                            (1,738)      43,362
    Proceeds from bank loan                                                              160,000           --
    Proceeds from loans payable to related party                                              --      215,000
                                                                                       ---------    ---------
                 Net cash provided by financing activities                               158,262      258,362
                                                                                       ---------    ---------
                 Net increase in cash and cash equivalents                                22,196       81,091

CASH AND CASH EQUIVALENTS, beginning of period                                            46,008      172,448
                                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                               $  68,204    $ 253,539
                                                                                       =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period-
       Interest                                                                        $     174    $     330
       Income taxes                                                                          720          400



The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2000 and March 31, 2000 and the results of its operations and cash flows for the three months ended June 30, 2000 and 1999. All such adjustments are of normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2001.

         The consolidated balance sheet as of March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration statement on Form 10 filed with the Securities and Exchange Commission on June 20, 2000.

2.       STOCK OPTION PLAN

         On May 3, 1999, the Board of Directors approved the 1999 Comprehensive Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, the Company is authorized to grant stock options, the exercise of which would allow up to an aggregate of 2,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs") or Nonstatutory Stock Options ("NSOs"). ISOs and NSOs are to be granted in terms not to exceed ten years. The exercise price of the ISOs and NSOs will be no less than the market price of the Company's common stock on the date of grant. Adoption of the 1999 Plan is pending shareholder approval.

3.       CREDIT LINE AGREEMENT

         In June 2000, the Company obtained a $1,000,000 line of credit from Fleet Bank. Borrowings under the credit line bear interest at prime. Interest is payable monthly. Amounts outstanding under the line of credit are subject to repayment on demand and are secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment and a pledge of 750,000 shares of the Company's common stock held in escrow. The line is also secured by the personal guarantee of a shareholder of the Company.

         The line of credit is subject to certain covenants, including financial covenants to which the Company must adhere on a quarterly or annual basis. Borrowings under the line of credit must be reduced to zero for a period of 30 consecutive days in any twelve-month period.

4.       SEGMENT INFORMATION

         Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months periods ended June 30,2000 and 1999:

         The Company's total revenues, income from operations and identifiable assets by segment for the three months ended June 30, 2000, are as follows:

                                                Graphic     Specialty
                                                  Arts      Chemicals    Corporate       Total
                                                  ----      ---------    ---------       -----

Revenues                                      $  802,517   $   33,815    $       --    $  836,332
                                              ==========   ==========    ==========    ==========

Gross profit                                     281,504        8,498            --    $  290,002

General and administrative                        98,106       32,711       172,527    $  303,344
Depreciation and amortization                         --        3,868           517    $    4,385
Interest expense (income)                            934           --            --    $      934
                                              ----------   ----------    ----------    ----------
          Income from continuing operations   $  182,464   $  (28,081)   $ (173,044)   $  (18,601)
                                              ==========   ==========    ==========    ==========

Accounts receivable                           $  264,374   $    9,400    $       --    $  273,774
Inventory                                        751,294       50,878            --    $  802,172
Fixed Assets                                          --           --         8,776    $    8,776
Goodwill                                              --       77,571            --    $   77,571
Patent                                                --      138,284            --    $  138,284
Other Assets                                          --           --        69,840    $   69,840
                                              ----------   ----------    ----------    ----------
          Total assets                        $1,015,663   $  276,133    $   78,616    $1,370,417
                                              ==========   ==========    ==========    ==========




The Company's total revenues and income from operations by segment for the three months ended June 30, 1999, are as follows:

                                           Graphic    Specialty
                                            Arts      Chemicals    Corporate      Total
                                            ----      ---------    ---------      -----

Revenues                                  $ 404,374   $  98,242     $     --    $ 502,616
                                          =========   =========     ========    =========
Gross profit                                194,471      27,884           --    $ 222,355

    General and administrative               44,424      43,872      101,425    $ 189,721
    Depreciation and amortization                --       4,113          440    $   4,553
    Interest expense (income)                   330          --       (1,673)   $  (1,343)
                                          ---------   ---------    ---------    ---------
        Loss from continuing operations   $ 149,717   $ (20,101)   $(100,192)   $  29,424
                                          =========   =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         United Energy considers its primary focus to be the development, manufacture and sale of environmentally safe specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R) oil and gas well cleaning product.

         KH-30(R) is an environmentally-safe, non-petroleum based product that is non-toxic and will biodegrade. KH-30(R) has a period of operational effectiveness in an oil or gas well that exceeds the effectiveness period of other products currently in use, usually lasting between 60-90 days before retreatment is required. Moreover, the use of KH-30(R) in the well has additional beneficial effects "downstream" resulting in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. This product has yet to achieve any significant market penetration.

         One of United Energy's specialty chemical products is a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired duPont patent. However, the exact formulation utilized by the Company has not been able to be duplicated by others and is protected by the Company as a trade secret. The product is marketed under the trade name UNIPROOF(R).

         The Company introduced its UNIPROOF(R) proofing paper in June of 1999. By March of 2000, sales of the product had increased to more than $200,000 per month and amounted to a total of $1,724,695 during the fiscal year ended March 31, 2000. UNIPROOF(R) sales totaled $666,095 for the quarter ended June 30, 2000.

         The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent the other specialty chemical products developed by the Company which are described in its Form 10 filed with the Securities and Exchange Commission on June 20, 2000.

         In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A., the material terms of which are described below under "Liquidity and Capital Resources."

                   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES Revenues for the first three months of fiscal 2001 were $836,332, a $333,716, or 66% increase over revenues of $502,616 in the first three months of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales.

         COST OF GOODS SOLD Cost of goods sold increased to $546,330 or 65% of sales, for the quarter ended June 30, 2000 from $280,261 or 56% of sales, for the quarter ended June 30, 1999. The numerical increase was primarily due to higher production of UNIPROOF(R) proofing paper.

         GROSS PROFIT Gross profit for June 30 quarter of fiscal year 2001 was $290,002, a $67,647 or 30% increase from $222,355 in the corresponding period of fiscal 2000. This increase was primarily attributable to increased UNIPROOF(R) sales.

         OPERATING COSTS AND EXPENSES

         General and Administrative Expenses. General and administrative expenses increased to $303,344, or 36% of revenues for the quarter ended June 30, 2000 from

$189,721, or 38% of revenues for the quarter ended June 30, 1999. The numerical increase included a $54,840 addition to the allowance for doubtful accounts receivable.

         INTEREST EXPENSE, NET OF INTEREST INCOME. The Company had interest expense of $934 for the June 30 quarter of 2000 compared with net interest income of $1,343 in the corresponding 1999 period.

         NET LOSS. The quarter ended June 30, 2000, resulted in a net loss of $18,661, as compared to net income of $29,424 or 6% of revenues for the quarter ended June 30, 1999. The loss in the 2000 period is primarily the result of the higher allowance for doubtful accounts and increased professional fees.

         LIQUIDITY AND CAPITAL RESOURCES Historically, the Company has financed its operations through equity contributions from principals and from third parties supplemented by funds generated from its business. As of March 31, 2000, we had $46,008 in cash, accounts receivable of $445,949 and inventories of $592,285. As of June 30, 2000 we had $68,204 in cash, accounts receivable of $273,774 and inventory of $802,172.

         Cash Provided by Financing Activities. Net cash generated from financing activities decreased to $158,262 for the period ended June 30, 2000 from $258,362 for the period ended June 30, 1999, a net decrease of $100,100. The higher amount in 1999 had been needed to cover increased accounts receivable and increased inventory in that period over the immediately preceding period.

         Inventories at March 31, 2000 were $592,285, and increased to $802,172 at June 30, 2000, an increase of $209,887. Most of the increase was due to raw materials acquired during the quarter to support higher future production levels.

         Capital expenditures were negligible during the three months ended June 30, 2000 and during the corresponding period of 1999. United Energy has no material commitments for future capital expenditures. However, our need for working capital will continue to grow if we continue to achieve higher levels of sales.

         As a result, in June 2000, the Company closed on an agreement for a $1.0 million revolving credit facility with Fleet Bank, N.A. The credit line, which is collaterialized by substantially all of the assets of the Company, accrues interest at a rate equal to the prime rate. As of June 30, 2000, $160,000 was outstanding under the credit line. The credit line is further secured by a pledge of 750,000 shares of the Company's common stock held in treasury and by the guarantee of a shareholder of the Company. See also, Part II, Item 5. Other Information for more complete information.

         United Energy believes that its existing cash and credit facility will be sufficient to enable it to meet its foreseeable future capital needs.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         United Energy does not expect its operating results, cash flows, or credit available to be affected to any significant degree by a sudden change in market interest rates. Furthermore, the Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In the opinion of management, there are no material legal proceedings in process against the Company and none are threatened.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On June 5, 2000, the Board of Directors authorized the issuance of 750,000 shares of the Company's common stock in the name of the Company to be held as treasury stock. Such shares remain in the name of the Company, but they have been pledged as further collateral for the credit line obtained from Fleet Bank in June 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 2000.

ITEM 5.  OTHER INFORMATION--  CREDIT LINE WITH FLEET BANK, N.A.

         In June 2000, the Company obtained a $1,000,000 line of credit from Fleet Bank, N.A. Borrowings under the credit line bear interest at the prime rate, payable monthly. Amounts owed under the credit line are subject to repayment on demand at any time and for any reason. Borrowings under the line must be reduced to zero for a period of 30 consecutive days in any twelve month period.

         Amounts borrowed under the credit line are secured by the following:
         (i) A continuing security interest in all accounts and accounts receivable, contracts, contract rights, general intangibles, instruments, documents, chattel paper, all obligations, in whatever form, owing to the Company and all rights in the merchandise or services which gave rise to any of the foregoing, whether now existing or hereafter arising, now or hereafter received by or belonging or owing to the Company and in the proceeds thereof, and in all goods including (a) all inventory, including raw materials, work in process, and other tangible personal property held for sale or lease or furnished or to be furnished under contracts of service or used or consumed in the Company's business, wherever located, whether now existing or hereafter arising, now or hereafter received by or belonging to the Company, and in the proceeds and products thereof, and (b) all machinery, equipment, furnishings, fixtures and other tangible personal property (with all accessions thereto) used or brought for use primarily in business, wherever located, whether now existing or hereafter arising, now or hereafter received by or belonging to the Company, and in the proceeds and products thereof, including without limitation tax refunds and insurance proceeds on any of the foregoing.

         (ii) a pledge of 750,000 shares of the Company's common stock held in treasury and

         (iii)    the guarantee of a shareholder of the Company.

         The credit line also carries certain income and balance sheet tests that the Company must meet quarterly and annually. The several documents setting forth the Company's rights and obligations with respect to the credit line are filed as exhibits to this registration statement and readers are referred to them for more complete information.

         To date, the Company has borrowed $160,000 under the credit line for working capital to fill orders for its UNIPROOF(R) proofing paper. The Company does not expect to borrow more than an additional $40,000 under the credit line during the next six months.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Documents comprising Line of Credit Agreement with Fleet Bank, N.A.

         (b)      Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                                  JUNE 30, 2000



                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              UNITED ENERGY CORPORATION



              Dated: December 15, 2000




              By:\s\  Robert Seaman
                 ---------------------------------
                      Robert L. Seaman,
                      Executive Vice President and Principal Financial Officer