Form 10-Q
period 2000-09-30
UNITED ENERGY CORP /NV/
filed 2000-12-20
CIK 1116734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                          Commission File No. 000-30841


                               UNITED ENERGY CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                    22-3342379
------------------------------              ------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No. )
incorporation or organization)

600 Meadowlands Parkway, Secaucus, N.J.               07094
---------------------------------------         ------------
(Address of principal executive offices)              (Zip Code)

                                 (201) 842-0288
                      ------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

            Class                         Outstanding as of September 29, 2000
------------------------------            -----------------------------------
      Common Stock, $.01 par value                    15,830,270 shares

                                      INDEX
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
            (Unaudited).........................................................     3

            Consolidated balance sheets
            September 30, 2000 and March 31, 2000
            ....................................................................     4

            Consolidated statements of operations for the three months and six months ended September 30, 2000 and 1999;
            ....................................................................     5

            Consolidated statement of Stockholders' Equity for the six months
            ended September 30, 2000............................................     6

            Consolidated statements of cash flows for the
            six months ended September 30, 2000 and 1999
            ....................................................................     7

            Notes to consolidated financial statements
            September 30, 2000..................................................     8-11

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................     12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..........     17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................     18

Item 2.     Changes in Securities and Use of Proceeds...........................     18

Item 3.     Defaults upon Senior Securities.....................................     18

Item 4.     Submission of Matters to a Vote of Security Holders.................     18

Item 5.     Other Information-- Distribution Agreement with the
            Alameda Company.....................................................     18

Item 6.     Exhibits and Reports on Form 8-K....................................     19


Signatures......................................................................     20

                          PART I. FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS


UNITED ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS




                                                                             Page
CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and       4
     March 31, 2000
   Consolidated Statements of Operations for the Three and Six Months
     Ended September 30, 2000 and 1999                                        5
     Consolidated Statements of Stockholders' Equity for the six months
ended September 30, 2000                                                      6
   Consolidated Statements of Cash Flows for the Six Months Ended
     September 30, 2000
     and 1999 (Unaudited)                                                     7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   8-11

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 (Unaudited)
AND MARCH 31, 2000




                                                                                September 30,    March 31,
                                                                                    2000           2000
                                                                                -----------    -----------
                           ASSETS                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ................................................   $    50,798    $    46,008
   Accounts receivable, net of allowance for doubtful accounts
     of $84,753 and $18,260, respectively ...................................       367,097        445,949
   Inventory ................................................................       732,601        592,285
   Prepaid expenses .........................................................           200             --
                                                                                -----------    -----------
            Total current assets ............................................     1,150,696      1,084,242

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $19,092 and $17,320, respectively ........................         7,889          9,661

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $9,947 and
     $7,957, respectively ...................................................        76,576         78,566
   Patent, net of accumulated amortization of $14,487 and
     $9,479, respectively ...................................................       135,781        140,789
   Other assets .............................................................         1,384          1,585
                                                                                -----------    -----------
            Total assets ....................................................   $ 1,372,326    $ 1,314,843
                                                                                ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ....................................   $   259,361    $   385,176
   Accounts payable to shareholders .........................................       350,000        350,000
   Related party loans payable ..............................................        24,718         24,718
   Short-term bank loan and revolving line of credit ........................       162,222          5,697
                                                                                -----------    -----------
            Total current liabilities .......................................       796,301        765,591
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par value, 15,830,270 shares issued and outstanding as of September 30 and March 31, 2000,
     respectively ...........................................................       158,302        158,302
   Additional paid-in capital ...............................................     2,640,092      2,640,092
   Stock subscription receivable ............................................       (25,000)       (25,000)
   Accumulated deficit ......................................................    (2,197,369)    (2,224,142)
                                                                                -----------    -----------
            Total stockholders' equity ......................................       576,025        549,252
                                                                                -----------    -----------
            Total liabilities and stockholders' equity ......................   $ 1,372,326    $ 1,314,843
                                                                                ===========    ===========



The accompanying notes are an integral part of these consolidated balance sheets.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 (Unaudited)


                                                               For the Three Months                   For the Six Months
                                                                Ended September 30,                   Ended September 30,
                                                              2000               1999               2000               1999
                                                          ------------       ------------       ------------       ------------
                                                                    (Unaudited)                           (Unaudited)

REVENUES, net                                             $    736,763       $    394,633       $  1,573,095       $    897,249

COST OF GOODS SOLD                                             524,896            203,676          1,071,226            483,937
                                                          ------------       ------------       ------------       ------------
                 Gross profit                                  211,867            190,957            501,869            413,312
                                                          ------------       ------------       ------------       ------------

OPERATING EXPENSES:
    General and administrative                                 158,053            200,013            461,397            389,734
    Depreciation and amortization                                4,385              3,915              8,770              8,468
                                                          ------------       ------------       ------------       ------------
                 Total operating expenses                      162,438            203,928            470,167            398,202
                                                          ------------       ------------       ------------       ------------
                 (Loss) income from operations                  49,429            (12,971)            31,702             15,110
                                                          ------------       ------------       ------------       ------------

OTHER (EXPENSE) INCOME, net:
    Interest income                                                 --              3,078                 --              4,751
    Interest expense                                            (3,995)            (4,080)            (4,929)            (4,410)
                                                          ------------       ------------       ------------       ------------
                 Total other income (expense), net              (3,995)            (1,002)            (4,929)               341
                                                          ------------       ------------       ------------       ------------
                 Net (loss) income                        $     45,434       $    (13,973)      $     26,773       $     15,451
                                                          ============       ============       ============       ============

BASIC AND DILUTED INCOME (LOSS)
    PER SHARE                                             $       0.00       $       0.00       $       0.00       $       0.00
                                                          ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic
    and diluted                                             15,830,270         15,726,270         15,830,270         15,715,020
                                                          ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)
AND FOR THE YEAR ENDED MARCH 31, 2000


                                                      Common Stock          Additional       Stock
                                               -------------------------     Paid-in      Subscription   Accumulated
                                                  Shares       Amount        Capital      Receivable       Deficit         Total
                                               -----------   -----------   -----------    ------------   -----------    -----------
BALANCE, March 31, 1999                         15,681,270   $   156,812   $ 2,514,292    $   (25,000)   $(2,369,587)   $   276,517

    Common stock issued for services received      149,000         1,490       125,800             --             --        127,290

    Net income                                          --            --            --             --        145,445        145,445
                                               -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, March 31, 2000                         15,830,270       158,302     2,640,092        (25,000)    (2,224,142)       549,252

    Net income (unaudited)                              --            --            --             --         26,773         26,773
                                               -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, September 30, 2000 (unaudited)         15,830,270   $   158,302   $ 2,640,092    $   (25,000)   $(2,197,369)   $   576,025
                                               ===========   ===========   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 (Unaudited)




                                                                                     For the Six Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                     2000          1999
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................   $  26,773    $  15,451
   Adjustments to reconcile net income to net cash used in
     operating activities-
     Depreciation and amortization .............................................       8,770        8,468
   Changes in operating assets and liabilities-
     Decrease (increase) in accounts receivable ................................      78,852      (93,591)
     Increase in inventory                                                          (140,316)    (359,923)
     Increase in prepaid expenses ..............................................        (200)           -
     Decrease (increase) in other assets .......................................         201       (5,330)
     Increase (decrease) in accounts payable and accrued
       expenses ................................................................    (125,815)      97,570
                                                                                   ---------    ---------
            Net cash used in operating activities ..............................    (151,735)    (337,355)
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for patent .........................................................        --        (10,729)
                                                                                   ---------    ---------
            Net cash used in investing activities ..............................        --        (10,729)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on line of credit, net ..................................      (3,475)     141,754
   Proceeds from bank loan .....................................................     160,000         --
   Proceeds from loans payable to related party ................................        --        361,862
                                                                                   ---------    ---------
            Net cash provided by financing activities ..........................     156,525      503,616
                                                                                   ---------    ---------
            Net increase in cash and cash equivalents ..........................       4,790      155,532

CASH AND CASH EQUIVALENTS, beginning of period .................................      46,008      172,448
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .......................................   $  50,798    $ 327,980
                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
     Interest ..................................................................   $   3,682    $   3,017
                                                                                   =========    =========

     Income taxes ..............................................................   $     720    $     400
                                                                                   =========    =========





The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2000 and March 31, 2000 and the results of its operations for the three months and the six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000 and 1999. All such adjustments are of normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and for the six-month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2001.

     The consolidated balance sheet as of March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

     The Company has no options outstanding.

3. EXCLUSIVE DISTRIBUTION AGREEMENT

     On September 22, 2000 the Company and Alameda Company entered into an exclusive Distribution agreement (the "Agreement"), whereby Alameda will purchase from the Company various products from the graphic arts division (meeting certain minimum purchase requirements) at guaranteed fixed prices through December 31,2002 and distribute these products exclusively throughout the USA, Canada, Puerto Rico, Mexico, Central America, South America and the Caribbean.

     No products were shipped and no revenue was recognized under the Alameda Agreement prior to October 2000.

4. CREDIT LINE AGREEMENT

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

5. SEGMENT INFORMATION

     Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three ant six months period ended September 30,2000 and 1999:


     The Company's total revenues, net loss and identifiable assets by segment for the three months ended September 30, 2000, are as follows:

                                                      Graphic         Specialty
                                                       Arts           Chemicals         Corporate          Total
                                                  ---------------  ---------------   ---------------  ---------------
Revenues                                          $       644,058  $        92,705   $            -   $       736,763
                                                  ===============  ===============   ===============  ===============

Gross profit                                      $       171,791  $        40,076   $            -   $       211,867

General and administrative                                 31,172           28,852            98,029          158,053
Depreciation and amortization                                  -             4,020               365            4,385
Interest expense                                            3,995               -                 -             3,995
                                                  ---------------  ---------------   ---------------  ---------------
              Net loss                            $       136,624  $         7,204   $       (98,394) $        45,434
                                                  ===============  ===============   ================ ===============

Accounts receivable                               $       337,281  $        29,816   $            -   $       367,097
Inventory                                                 702,580           30,021                -           732,601
Fixed assets                                                   -                -              7,889            7,889
Goodwill                                                       -            76,576                -            76,576
Patent                                                         -           135,781                -           135,781
Other assets                                                   -                -             52,382           52,382
                                                  ---------------  ---------------   ---------------  ---------------
              Total assets                        $     1,039,861  $       272,194   $        60,271  $     1,372,326
                                                  ===============  ===============   ===============  ===============

UNITED ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999 (Unaudited)
AND MARCH 31, 2000

The Company's total revenues and net income by segment for the six months ended September 30, 2000, are as follows:

                                   Graphic    Specialty
                                    Arts      Chemicals   Corporate      Total
                                 ----------   ---------   ---------   ----------
Revenues                         $1,446,575   $126,520    $       -   $1,573,095
                                 ==========   ========    =========   ==========

Gross profit                     $  453,295   $ 48,574    $       -   $  501,869

General and administrative          129,278     61,563      270,556      461,397
Depreciation and amortization            -       7,888          882        8,770
Interest expense                      4,929         -             -        4,929
                                 ----------   --------    ---------   ----------
  Net income                     $  319,088   $(20,877)   $(271,438)  $   26,773
                                 ==========   ========    =========   ==========

The Company's total revenues and net loss by segment for the three months ended September 30, 1999, are as follows:

                                      Graphic   Specialty
                                        Arts     Chemicals  Corporate   Total
                                      --------  ---------  ----------  --------
Revenues                              $311,601  $ 83,032   $      -    $394,633
                                      ========  ========   ==========  ========

Gross profit                          $163,137    27,820   $      -    $190,957

General and administrative              48,580    47,840     103,593    200,013
Depreciation and amortization                -     3,475         440      3,915
Interest expense (income)                4,080         -      (3,078)     1,002
                                      --------  --------   ----------  --------
  Loss from continuing operations     $110,477  $(23,495)  $(100,955)  $(13,973)
                                      ========  ========   =========   ========

The Company's total revenues and net income by segment for the six months ended September 30, 1999, are as follows:

                                     Graphic   Specialty
                                      Arts     Chemicals   Corporate    Total
                                    --------   ---------   ---------   --------
Revenues                            $715,975   $181,274    $      -    $897,249
                                    ========   ========    =========   ========

Gross profit                        $357,608   $ 55,704    $      -    $413,312

General and administrative            93,004     91,712      205,018    389,734
Depreciation and amortization             -       7,588          880      8,468
Interest expense (income)              4,410         -        (4,751)      (341)
                                    --------   --------    ---------   --------
  Loss from continuing operations   $260,194   $(43,596)   $(201,147)  $ 15,451
                                    ========   ========    =========   ========

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

UNIPROOF(R) sales totaled $576,927 for the quarter ended September 30, 2000 and $1,243,022 for the six months ended September 30, 2000.

     The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company which are described in its Form 10 filed with the Securities and Exchange Commission on June 20, 2000.

     In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A., the material terms of which are described below under "Liquidity and Capital Resources."

     On September 22, 2000 the Company entered into an agreement with the Alameda Company of Anaheim California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for UNIPROOF(R) proofing paper. As part of the arrangement Alameda agreed to buy all existing UNIPROOF(R) inventory for $798,100. The Company is turning over to Alameda all existing customers within the above territory.

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in
2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to this report on Form 10-Q.

                              RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUES Revenues for the second quarter of fiscal 2001 were $736,763, a $342,130 or 87% increase over revenues of $394,633 in the second quarter of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales.

     COST OF GOODS SOLD Cost of goods sold increased to $524,896 or 71% of revenues, for the quarter ended September 30, 2000 from $203,676 or 52% of sales, for the quarter ended September 30, 1999. The numerical increase was primarily due to increased production of UNIPROOF(R) proofing paper.

     GROSS PROFIT Gross profit for the September 30 quarter of fiscal year 2001 was $211,867, a $20,910 or 11% increase from $190,957 in the corresponding period of fiscal 2000. This 11% increase was primarily attributable to increased sales of UNIPROOF(R) proofing paper.

     OPERATING COSTS AND EXPENSES

     General and Administrative Expenses. General and administrative expenses decreased to $158,053, or 21% of revenues for the quarter ended September 30, 2000 from $200,013, or 51% of revenues for the quarter ended September 30, 1999. The percentage decrease in the 2000 period was largely the result of significantly higher revenues in that period.

     INTEREST EXPENSE, NET OF INTEREST INCOME. The Company had interest expense of $3,995 for the quarter ended September 30, 2000 compared with net interest expense of $1002 in the corresponding 1999 period. The increase was the result of borrowings under the credit line obtained in June 2000 which were not offset by funds on deposit.

     NET INCOME. For the quarter ended September 30, 2000, net income totaled $45,434 or 6% of revenues, compared to a loss of $13,973 for the quarter ended September 30, 1999.

                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUES Revenues for the first six months of fiscal 2001 were $1,573,095, a $675,846 or 75% increase over revenues of $879,249 in the first six months of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales.

     COST OF GOODS SOLD Cost of goods sold increased to $1,071,226 or 68% of sales, for the six months ended September 30, 2000 from $483,937 or 54% of sales, for the six months ended September 30, 1999. The numerical increase was primarily due to increased production of UNIPROOF(R) proofing paper.

     GROSS PROFIT Gross profit for the first six months of fiscal year 2001 was $501,869 an $88,557 or 21% increase from $413,312 in the corresponding period of fiscal 2000. This increase was primarily attributable to increased UNIPROOF(R) sales, offset by the increase in cost of goods sold.

     OPERATING COSTS AND EXPENSES

     General and Administrative Expenses. General and administrative expenses increased to $461,397, or 29% of revenues for the six months ended September 30, 2000 from $389,734, or 43% of revenues for the six months ended September 30,

1999. The six month 2000 figure also included a $66,493 addition to the allowance for doubtful accounts receivable.

     INTEREST EXPENSE, NET OF INTEREST INCOME. The Company had interest expense of $4,929 for the first six months ended September 30, 2000 compared with net interest income of $341 in the corresponding 1999 period. The change was due to borrowings under the Company's credit line.

     NET INCOME. For the six months ended September 30, 2000, net income totaled $26,773, or 2% of revenues, as compared to net income of $15,451 or 2% of revenues for the six months ended September 30, 1999. The numerical increase is primarily the result of the higher volume of UNIPROOF(R) sales.

     LIQUIDITY AND CAPITAL RESOURCES Historically, the Company has financed its operations through equity contributions from principals and from third parties supplemented by funds generated from its business. As of March 31, 2000, we had $46,008 in cash, accounts receivable of $445,945 and inventories of $592,285. As of September 30, 2000 we had $50,798 in cash, accounts receivable of $367,097 and inventory of $732,601. The high inventory and low receivable figures at September 30, 2000 reflect the execution of the contract with the Alameda Company on September 22, 2000 and the fact that no revenue from that contract will be recognized until the third quarter.

     Cash Provided by Financing Activities. Net cash generated from financing activities decreased to $156,525 for the six month period ended September 30, 2000 from $503,616 for the period ended September 30, 1999, a net decrease of $347,091. The higher amount in 1999 had been needed to cover increases in inventory in that period over the immediately preceding period.

     Inventories at March 31, 2000 were $592,285, and increased to $732,601 at September 30, 2000, an increase of $140,316. The increase reflects the execution of the contract with the Alameda Company on September 22, 2000 and the non-recognition of revenue from that contract until the third fiscal quarter.

Accounts receivable decreased from $445,949 on March 31, 2000 to $367,097 on September 30, 2000. The decrease was primarily the result of the non-recognition of revenue on the contract with the Alameda Company.

     Capital expenditures were negligible during the six months ended September 30, 2000 and during the corresponding period of 1999. United Energy has no material commitments for future capital expenditures. However, our need for working capital will continue to grow if we continue to achieve higher levels of sales.

     As a result, in June 2000, the Company closed on an agreement for a $1.0 million revolving credit facility with Fleet Bank, N.A. The credit line, which is collaterialized by substantially all of the assets of the Company, accrues interest at a rate equal to the prime rate. As of September 30, 2000, $160,000 was outstanding under the credit line, the same amount as at June 30, 2000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 5, 2000, the Board of Directors authorized the issuance of 750,000 shares of the Company's common stock in the name of the Company to be held as treasury stock. Such shares remain in the name of the Company but they have been pledged as further collateral for the credit line obtained from Fleet Bank in June 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 2000.

ITEM 5. OTHER INFORMATION- DISTRIBUTION AGREEMENT WITH THE ALAMEDA COMPANY

     On September 22, 2000 the Company entered into an agreement with the Alameda Company of Anaheim California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for UNIPROOF(R) proofing paper. As part of the arrangement Alameda agreed to buy all existing UNIPROOF(R) inventory for $798,100. The Company is turning over to Alameda all existing customers within the above territory.

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in 2002. Future
minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to this report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits. Distribution Agreement with the Alameda Company.

          (b)  Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                               SEPTEMBER 30, 2000



                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            UNITED ENERGY CORPORATION



            Dated:      December 15, 2000





            By:     \s\  Robert Seaman
                    ----------------------------
                    Robert L. Seaman,
                    Executive Vice President and Principal Financial Officer