Form 10-Q
period 2000-12-31
UNITED ENERGY CORP /NV/
filed 2001-02-14
CIK 1116734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                          Commission File No. 000-30841


                               UNITED ENERGY CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                    22-3342379
- ------------------------------              ------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No. )
incorporation or organization)

600 Meadowlands Parkway, Secaucus, N.J.               07094
- ---------------------------------------            ------------
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

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

            Class                         Outstanding as of December 31, 2000
- ------------------------------            -----------------------------------
 Common Stock, $.01 par value                    15,830,270 shares

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
            (Unaudited).........................................................     3

            Consolidated balance sheets
            December 31, 2000 and March 31, 2000................................     4

            Consolidated statements of operations for the three months and nine
            months ended December 31, 2000 and 1999;............................     5

            Consolidated statements of cash flows for the
            nine months ended December 31, 2000 and 1999........................     6

            Notes to consolidated financial statements
            December 31, 2000..................................................     7-10

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................     11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..........     17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................     18

Item 2.     Changes in Securities and Use of Proceeds...........................     18

Item 3.     Defaults upon Senior Securities.....................................     18

Item 4.     Submission of Matters to a Vote of Security Holders.................     18

Item 6.     Exhibits and Reports on Form 8-K....................................     18


Signatures......................................................................     19

                          PART I. FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS


UNITED ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets as of December 31, 2000 (Unaudited) and
     March 31, 2000                                                          4
   Consolidated Statements of Operations for the Three and Nine Months
     Ended December 31, 2000 and 1999                                        5
    Consolidated Statements of Cash Flows for the Nine Months Ended
     December 31, 2000 and 1999 (Unaudited)                                  6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   7

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 (Unaudited)
AND MARCH 31, 2000



                                                                                December 31,    March 31,
                                                                                    2000           2000
                                                                                -----------    -----------
                           ASSETS                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ................................................   $   275,218    $    46,008
   Accounts receivable, net of allowance for doubtful accounts
     of $71,656 and $18,260, respectively ...................................       857,600        445,949
   Inventory ................................................................       129,156        592,285
   Prepaid expenses .........................................................           401             --
                                                                                -----------    -----------
            Total current assets ............................................     1,262,375      1,084,242

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $20,128 and $17,320, respectively ........................         7,004          9,661

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $10,942 and
     $7,957, respectively ...................................................        75,581         78,566
   Patent, net of accumulated amortization of $16,991 and
     $9,479, respectively ...................................................       133,276        140,789
   Other assets .............................................................         1,385          1,585
                                                                                -----------    -----------
            Total assets ....................................................   $ 1,479,621    $ 1,314,843
                                                                                ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ....................................   $   250,844    $   385,176
   Accounts payable to shareholders .........................................       350,000        350,000
   Related party loans payable ..............................................        26,148         24,718
   Short-term bank loan and revolving line of credit ........................       160,000          5,697
                                                                                -----------    -----------
            Total current liabilities .......................................       786,992        765,591
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par value, 15,830,270 shares issued and outstanding as of December 31 and March 31, 2000,
     respectively ...........................................................       158,302        158,302
   Additional paid-in capital ...............................................     2,640,092      2,640,092
   Stock subscription receivable ............................................       (25,000)       (25,000)
   Accumulated deficit ......................................................    (2,080,765)    (2,224,142)
                                                                                -----------    -----------
            Total stockholders' equity ......................................       692,629        549,252
                                                                                -----------    -----------
            Total liabilities and stockholders' equity ......................   $ 1,479,621    $ 1,314,843
                                                                                ===========    ===========

The accompanying notes are an integral part of these consolidated balance sheets.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2000 AND 1999 (Unaudited)

                                                               For the Three Months                   For the Nine Months
                                                                Ended December 31,                   Ended December 31,
                                                              2000               1999               2000               1999
                                                          ------------       ------------       ------------       ------------

                                                                    (Unaudited)                           (Unaudited)

REVENUES, net                                             $  1,281,608       $    868,747       $  2,854,703       $  1,765,996

COST OF GOODS SOLD                                             894,717            496,857          1,965,943            980,793
                                                          ------------       ------------       ------------       ------------
                 Gross profit                                  386,891            371,890            888,760            785,203
                                                          ------------       ------------       ------------       ------------

OPERATING EXPENSES:
    General and administrative                                 261,955            255,280            723,352            645,014
    Depreciation and amortization                                4,385              4,555             13,155             13,023
                                                          ------------       ------------       ------------       ------------
                 Total operating expenses                      266,340            259,835            736,507            658,037
                                                          ------------       ------------       ------------       ------------
                 Income from operations                        120,551           112,055             152,253            127,166
                                                          ------------       ------------       ------------       ------------

OTHER (EXPENSE) INCOME, net:
    Interest income                                                 --              3,133                 --              7,884
    Interest expense                                            (3,945)            (4,126)            (8,875)            (8,536)
                                                          ------------       ------------       ------------       ------------
                 Total other expense, net                     (3,945)              (993)            (8,875)              (652)
                                                          ------------       ------------       ------------       ------------
                 Net  income                        $           116,606       $    111,062      $    143,378       $     126,514
                                                          ============       ============       ============       ============

BASIC AND DILUTED INCOME
    PER SHARE                                             $       0.00       $       0.00       $       0.00       $       0.00
                                                          ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic
    and diluted                                             15,830,270         15,761,053         15,830,270         15,726,656
                                                          ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
DECEMBER 31, 2000 AND 1999 (Unaudited)

                                                                            For the Nine Months
                                                                             Ended December 31,
                                                                      -------------------------------
                                                                         2000                 1999
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................            $ 143,378             $ 126,514
   Adjustments to reconcile net income to net cash used in
     operating activities-
     Depreciation and amortization .......................               13,155                13,023
   Changes in operating assets and liabilities-
     Decrease (increase) in accounts receivable, net .....             (411,652)             (260,445)
     Increase in inventory ...............................             (463,129)             (406,889)
     Increase in prepaid expenses ........................                 (201)                 --
     Decrease (increase) in other assets .................                 --                   3,161
     Increase (decrease) in accounts payable and accrued
       expenses ..........................................             (134,331)              168,599
                                                                      ---------             ---------
            Net cash used in operating activities ........             (852,780)             (356,037)
                                                                      ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for patent ...................................                 --                 (14,359)
                                                                      ---------             ---------
            Net cash used in investing activities ........                 --                 (14,359)
                                                                      ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on line of credit ............................              160,000               165,000
   Payments on bank loan .................................               (5,697)               (5,455)
   Proceeds from loans payable to related party ..........                1,430               362,478
                                                                      ---------             ---------
            Net cash provided by financing activities ....              155,733               522,023
                                                                      ---------             ---------
            Net increase in cash and cash equivalents ....              229,210               151,647

CASH AND CASH EQUIVALENTS, beginning of period ...........               46,008               172,448
                                                                      ---------             ---------

CASH AND CASH EQUIVALENTS, end of period .................            $ 275,218             $ 324,095
                                                                      =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
     Interest ............................................            $   7,585             $   7,281
                                                                      =========             =========

     Income taxes ........................................            $   5,066             $     460
                                                                      =========             =========

The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2000 and March 31, 2000 and the results of its operations for the three months and the nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 2000 and 1999. All such adjustments are of normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and for the nine-month periods ended December 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2001.

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

5. SEGMENT INFORMATION

     Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three and nine months ended December 31, 2000 and 1999:

     The Company's total revenues, net income and identifiable assets by segment for the three months ended December 31, 2000, are as follows:

                                      Graphic           Specialty
                                        Arts            Chemicals         Corporate            Total
                                     ----------        ----------         ----------         ----------
Revenues                             $1,224,826        $   56,782         $     --           $1,281,608
                                     ==========        ==========         ==========         ==========

Gross profit                         $  362,723        $   24,168         $     --           $  386,891

General and administrative               49,619            97,368            114,968            261,955
Depreciation and amortization              --               4,020                365              4,385
Interest expense                          3,945              --                 --                3,945
                                     ----------        ----------         ----------         ----------
            Net income/(loss)        $  309,159        $  (77,220)        $ (115,333)        $  116,606
                                     ==========        ==========         ==========         ==========


Cash                                 $     --                --           $  275,218         $  275,218
Accounts receivable, net                826,130            31,471               --              857,600
Inventory                                94,335            34,821               --              129,156
Prepaid Expenses                           --                --                  401                401
Fixed assets, net                          --                --                7,004              7,004
Goodwill, net                              --              75,581               --               75,581
Patent, net                                --             133,276               --              133,276
Other assets                               --                --                1,385              1,385
                                     ----------        ----------         ----------         ----------
              Total assets           $  920,465        $  275,149         $  284,008         $1,479,621
                                     ==========        ==========         ==========         ==========

The Company's total revenue and net income by segment for the nine months ended December 31, 2000, are as follows:

                                      Graphic          Specialty
                                        Arts           Chemicals          Corporate            Total
                                     ----------        ----------         ----------         ----------
Revenues                             $2,671,401        $  183,302         $     --           $2,854,703
                                     ==========        ==========         ==========         ==========

Gross profit                         $  816,018        $   72,742         $     --           $  888,760

General and administrative              178,897           158,931            385,524            723,352
Depreciation and amortization              --              11,908              1,247             13,155
Interest expense                          8,875              --                 --                8,875
                                     ----------        ----------         ----------         ----------
  Net income/(loss)                  $  628,246        $  (98,097)        $ (386,771)        $  143,378
                                     ==========        ==========         ==========         ==========

The Company's total revenues and net loss by segment for the three months ended December 31, 1999, are as follows:

                                         Graphic          Specialty
                                           Arts           Chemicals        Corporate           Total
                                         ---------        ---------        ---------         ---------
Revenues                                 $ 657,506        $ 211,241        $    --           $ 868,747
                                         =========        =========        =========         =========

Gross profit                             $ 282,205           89,685        $    --           $ 371,890

General and administrative                  78,000           64,603          112,677           255,280
Depreciation and amortization                 --              4,115              440             4,555
Interest expense (income)                    4,126             --             (3,133)              993
                                         ---------        ---------        ---------         ---------
  Loss from continuing operations        $ 200,079        $  20,967        $(109,984)        $ 111,062
                                         =========        =========        =========         =========



The Company's total revenues and net income by segment for the nine months ended December 31, 1999, are as follows:

                                      Graphic          Specialty
                                        Arts           Chemicals           Corporate           Total
                                     ----------        ----------         ----------         ----------
Revenues                             $1,373,481        $  392,515         $     --           $1,765,996
                                     ==========        ==========         ==========         ==========

Gross profit                         $  639,814        $  145,389         $     --           $  785,203

General and administrative              171,005           156,314            317,695            645,014
Depreciation and amortization              --              11,703              1,320             13,023
Interest expense (income)                 8,536              --               (7,884)               652
                                     ----------        ----------         ----------         ----------
  Net Income                         $  460,273        $  (22,628)        $ (311,131)        $  126,514
                                     ==========        ==========         ==========         ==========

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

           The Company introduced its UNIPROOF(R) proofing paper in June of 1999. By March of 2000, sales of the product had increased to more than $200,000 per month and amounted to a total of $1,724,695 during the fiscal year ended March 31, 2000. UNIPROOF(R) sales totaled $1,209,547 for the quarter ended December 31, 2000 and $2,452,569 for the nine months ended December 31, 2000. Sales of UNIPROOF(R) for the third quarter included a one-time inventory sale to the Alameda company in the amount of $798,100 and are, therefore, not indicative of results to be expected in future fiscal quarters.

           The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company which are described in its Form 10 filed with the U.S. Securities and Exchange Commission on June 20, 2000.

           In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A., the material terms of which are described below under "Liquidity and Capital Resources."

           On September 22, 2000 the Company entered into an agreement with the Alameda Company of Anaheim California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for UNIPROOF(R) proofing paper. As part of the arrangement Alameda agreed to buy all existing UNIPROOF(R) inventory for $798,100. The Company is turning over to Alameda all existing customers within the above territory. Sales of UNIPROOF(R) for the third quarter included the one-time inventory sale to the Alameda company in the amount of $798,100 and are, therefore, not indicative of results to be expected in future fiscal quarters.

           The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft.
($4,018,392) in 2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to our report on Form 10-Q for the period ended September 30, 2000.

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

           REVENUES Revenues for the third quarter of fiscal 2001 were $1,281,608, a $412,861 or 48% increase over revenues of $868,747 in the third quarter of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales, particularly impacted by the one-time sale of $798,100 of UNIPROOF(R) inventory to the Alameda Company.

           COST OF GOODS SOLD Cost of goods sold increased to $894,717 or 70% of revenues, for the quarter ended December 31, 2000 from $496,857 or 57% of sales, for the quarter ended December 31, 1999. This was primarily due to increased production of UNIPROOF(R) proofing paper.

           GROSS PROFIT Gross profit for the December 31 quarter of fiscal year 2001 was $386,891, a $15,001 or 4% increase from $371,890 in the corresponding period of fiscal 2000. This increase was primarily attributable to increased UNIPROOF(R) sales. Gross profit as a percentage of sales was 30% in the fiscal 2001 quarter compared with 43% in the fiscal 2000 period, due to an increase in cost of goods sold.

           OPERATING COSTS AND EXPENSES

           General and Administrative Expenses. General and administrative expenses increased to $261,955, or 20% of revenues for the quarter ended December 31, 2000 from $255,280, or 29% of revenues for the quarter ended December 31, 1999. The percentage decrease in the fiscal 2001 period was largely the result of significantly higher revenues in that period, while the increase in dollar terms was primarily due to higher professional fees associated with the preparation and filing of materials with the Securities and Exchange Commission to become a 1934 Act reporting entity.

           INTEREST EXPENSE, NET OF INTEREST INCOME. The Company had interest expense of $3,945 for the quarter ended December 31, 2000 compared with net interest expense of $993 in the corresponding 1999 period. The increase was the result of borrowings under the credit line obtained in June 2000 which were not offset by funds on deposit.

           NET INCOME. For the quarter ended December 31, 2000, net income totaled $116,606, or 9% of revenues, as compared to income of $111,062 or 13% of revenues for the quarter ended December 31, 1999.

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

           REVENUES Revenues for the first nine months of fiscal 2001 were $2,854,703, a $1,088,707 or 62% increase over revenues of $1,765,996 in the first nine months of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales, particularly impacted by the one-time sale of $798,100 of inventory to the Alameda Company.

           COST OF GOODS SOLD Cost of goods sold increased to $1,965,943 or 69% of sales, for the nine months ended December 31, 2000 from $980,793 or 55% of sales, for the nine months ended December 31, 1999. This was primarily due to increased production of UNIPROOF(R) proofing paper.

           GROSS PROFIT Gross profit for the first nine months of fiscal year 2001 was $888,760, a $103,557 or 13% increase from $ 785,203 in the corresponding period of
fiscal 2000. This increase was primarily attributable to increased UNIPROOF(R) sales, offset by the increase in cost of goods sold.

           OPERATING COSTS AND EXPENSES

           General and Administrative Expenses. General and administrative expenses increased to $723,352, or 25% of revenues for the nine months ended December 31, 2000 from $645,014, or 37% of revenues for the nine months ended December 31, 1999. The nine month 2000 figure also included a $53,396 net addition to the allowance for doubtful accounts receivable and higher professional fees related to filings with the U.S. Securities and Exchange Commission

           INTEREST EXPENSE, NET OF INTEREST INCOME. The Company had interest expense of $8,875 for the first nine months ended December 31, 2000 compared with net interest expense of $652 in the corresponding 1999 period. The change was due to borrowings under the Company's credit line.

           NET INCOME. For the nine months ended December 31, 2000, net income totaled $143,378, or 5% of revenues, as compared to net income of $126,514 or 7% of revenues for the nine months ended December 31, 1999. The increase in dollar terms is primarily the result of the higher volume of UNIPROOF(R) sales.

           LIQUIDITY AND CAPITAL RESOURCES Historically, the Company has financed its operations through equity contributions from principals and from third parties supplemented by funds generated from its business. As of March 31, 2000, we had $46,008 in cash, accounts receivable of $445,949 and inventories of $592,285. As of December 31, 2000 we had $275,218 in cash, accounts receivable of $857,600 and inventory of $129,156. The high receivables and low inventory figures at December 31, 2000 reflect the execution of the contract with the Alameda Company on September 22, 2000 and their purchase of all UNIPROOF(R) inventory on extended terms. Accounts receivable as of March 31, 2000 and December 31, 2000 are net of allowances for doubtful accounts in the amounts of $18,260 and $71,656, respectively.

           Cash Provided by Financing Activities. Net cash generated from financing activities decreased to $155,733 for the nine month period ended December 31, 2000 from $522,023 for the period ended December 31, 1999, a net decrease of $366,290. The higher amount in 1999 had been needed to cover increases in inventory in that period over the preceding periods.

           Inventories at March 31, 2000 were $592,285, and decreased to $129,156 at December 31, 2000, a decrease of $463,129. The decrease is primarily the result of the execution of the contract with the Alameda Company on September 22, 2000 and their purchase of all UNIPROOF(R) inventory.

           Accounts receivable increased from $445,949 on March 31, 2000 to $857,600 on December 31, 2000. This $411,651 or 92% increase was primarily the result of our one-time sale of UNIPROOF(R) finished goods inventory to the Alameda Company which was done on extended payment terms. Accounts receivable as of March 31, 2000 and December 31, 2000 are net of allowances for doubtful accounts in the amounts of $18,260 and $71,656, respectively.

           Capital expenditures were negligible during the nine months ended December 31, 2000 and during the corresponding period of 1999. United Energy has no material commitments for future capital expenditures. However, our need for working capital will continue to grow if we continue to achieve higher levels of sales.

           As a result, in June 2000, the Company closed on an agreement for a $1.0 million revolving credit facility with Fleet Bank, N.A. The credit line, which is collaterialized by substantially all of the assets of the Company, accrues interest at a rate equal to the prime rate. As of December 31, 2000, $160,000 was outstanding under the credit line, the same amount as at June 30, 2000.

           The credit line is further secured by a pledge of 750,000 shares of the Company's common stock held in treasury and by the guarantee of a shareholder of the Company.

           United Energy believes that its existing cash and credit facility will be sufficient to enable it to meet its foreseeable future capital needs.

           GOING CONCERN From its inception in 1995 through March 31, 1999 the Company accumulated losses of $2,369,587 before achieving net income of $145,445 for the fiscal year ended March 31, 2000. Currently, results for the first three quarters of fiscal 2001 approximate results for the full year 2000. The Company also has in place a $1,000,000 credit facility and a distribution arrangement with the Alameda Company for its UNIPROOF(R) proofing paper. Because of these developments, the Company is currently not concerned about its ability to continue in business.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
                     Not applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits.  None.
(b)        Reports on Form 8-K.  None.

                               UNITED ENERGY CORP.

                                    FORM 10-Q

                                DECEMBER 31, 2000

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     UNITED ENERGY CORPORATION

                     Dated:   February 14,  2001




                     By:      \s\  Robert Seaman
                              --------------------------------------
                              Robert L. Seaman,
                              Executive Vice President and Principal
                                Financial Officer