Form 10-K405
period 2001-03-31
UNITED ENERGY CORP /NV/
filed 2001-06-28
CIK 1116734

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 000-30841

                            UNITED ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

                     NEVADA                                  22-3342379
         -------------------------------               ----------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)

                             600 MEADOWLANDS PARKWAY
                              SECAUCUS, N.J. 07094
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (201) 842-0288

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by nonaffiliates on June 15, 2001 (based on the average of the bid and asked prices of the Common Stock on the over-the-counter market on such date) was $9,358,778

As of June 15, 2001 there were 15,830,270 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                    (Please see list of Exhibits on page 21)

                               UNITED ENERGY CORP.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


PART I

Item 1.          Business......................................................................................        3

Item 2.          Properties....................................................................................        9

Item 3.          Legal Proceedings.............................................................................        9

Item 4.          Submission of Matters to a Vote of Security Holders...........................................        9

                 Executive Officers of the Registrant..........................................................        9

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.........................       10

Item 6.          Selected Financial Data.......................................................................       11

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........       11

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk....................................       17

Item 8.          Consolidated Financial Statements and Supplementary Data......................................       18

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........       19

PART III

Item 10.         Directors and Executive Officers of the Registrant............................................       20

Item 11.         Executive Compensation .......................................................................       21

Item 12.         Security Ownership of Certain Beneficial Owners and Management ...............................       22

Item 13.         Certain Relationships and Related Transactions................................................       22

PART IV.

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................       23

                 Signatures....................................................................................       25

ITEM I. BUSINESS

BUSINESS OF THE COMPANY

         The principal executive offices of United Energy Corp. are located at 600 Meadowlands Parkway, Secaucus, New Jersey 07094 and the telephone number at that location is (201) 842-0288.

HISTORY

         United Energy Corp. (referred to variously as the "Company", "United Energy" and "we") was incorporated in 1971 as Aztec Silver Mining Co., a Nevada corporation. For several years thereafter, the Company pursued its basic business through the acquisition of silver mining claims but without any commercial success. In the late 1970's the Company decided to change its primary business focus to the acquisition and exploitation of coal and oil shale leases in Wyoming. Coincident with that change in its business focus, the Company changed its name from Aztec Silver Mining Co. to United Energy Corp. Despite early successes, the oil and coal operations ultimately proved to be unsuccessful, and, as a result, the Company abandoned its leases, paid off its debts and became a dormant organization.

         The Company first became a publicly held corporation in 1972-73 through a Regulation A offering of a total of 3,000,000 shares of its common stock, to raise a total of $300,000. As a result, through subsequent sales and resales of the publicly held stock, by the time the Company became a dormant organization, it had approximately 290 shareholders holding a total of 12,549,480 shares of common stock.

         The Company continued in this dormant state until October of 1995 when control of the Company was acquired by Mr. Ronald Wilen and Mr. Robert Seaman and several other investors. The purpose of the acquisition in 1995 was to enable Mr. Wilen and his associates to place certain privately held assets already owned by them into United Energy Corp. which would allow public investors to acquire an interest in such assets. In return the private investors could hope to achieve liquidity and a fair market valuation for their investments. The initial transfer of assets took place in March of 1996 with the acquisition of 100% of the shares of Nor Industries, Inc. and the Scitech Group, Inc. and resulted in the issuance of 1,050,000 additional shares to Mr. Wilen and his associates. As a result of the acquisition of these assets in March 1996, United Energy Corp. became engaged primarily in the manufacture and sale of pressroom equipment for the printing industry.

         While the manufacturing and distribution of printing equipment provided substantial cash flows and revenues during the Company's fiscal year ended March 31, 1997, the operations of this business also produced significant expenses and required considerable capital. Also, as the equipment was placed in service, the Company was faced with the prospect of having to increase its product liability coverage significantly.

         During the same time that the Company was engaged in the manufacture of printing equipment, it was also developing certain chemical products useful to the printing industry. In particular, the Company developed an environmentally-safe press wash to be used in cleaning ink from printing presses. When the Company discovered that a very small amount of the cleaning compound could be used to remove oil-based ink from an entire printing press, the Company began to explore the application of the compound to the cleaning and maintenance of producing oil and gas wells. All of the tests of this cleaning product, now re-named KH-30(R), proved to be highly successful and resulted in production increases of between two and five times from paraffin-affected oil and gas wells. After consulting petroleum engineering firms, the Company decided to focus its energy on the manufacturing and marketing of its KH-30(R) oil well cleaner and, at the same time, decided to shut down the relatively expensive printing equipment manufacturing operation. This operation was discontinued during the fiscal year ended March 31, 1998.

         During the Company's four fiscal years ended March 31, 1996, 1997, 1998 and 1999, the efforts to achieve profitable operations through the sale of pressroom equipment, and research and development and initial marketing expense for the Company's current product lines resulted in cumulative losses totaling $2,044,587. During fiscal year 2000, the Company achieved net income of $145,445. During the fiscal year ended March 31, 2001 the Company continued to have positive income from operations. However, the unusually high professional fees during that year, primarily related to the preparation of materials for filing with the Securities and Exchange Commission in order to become a 1934 Act reporting company, and an unusual litigation settlement and related litigation costs totaling $231,981 combined to produce a net loss for the year of $154,316.

         During its fiscal year ended March 31, 2000, the Company sold approximately $1,700,000 worth of its UNIPROOF(R) proofing paper where there had been no sales of this product in the previous fiscal year. During the fiscal year ending March 31, 2001 the Company's sales of its UNIPROOF(R) proofing paper totaled $2,921,345. In June of 2000 the Company obtained a $1,000,000 line of credit from Fleet Bank in order to provide working capital to support higher levels of UNIPROOF(R) sales. Also during the second quarter of fiscal 2001, the Company entered into a distribution agreement with the Alameda Company of Anaheim, California calling for the distribution of certain minimum amounts of UNIPROOF(R). As a result of these developments, the Company believes it is now in a position to concentrate its efforts more directly on the sale of its specialty chemical and cleaning products, particularly its KH-30(R) oil and gas well cleaner.

CURRENT BUSINESS OPERATIONS AND PRINCIPAL PRODUCTS

         The Company's KH-30(R) oil and gas cleaning product was first tested in a producing oil and gas well in 1995 by Charles Bitters of Mineral Wells, Texas. Mr. Bitters' reaction was very favorable. Mr. Bitters then engaged a Petroleum Engineer, Mr. P.C. Gwaltney, who issued several reports during 1995 which were also very favorable with respect to KH-30(R)'s ability to remove paraffin. Among the next users of the product was Liberty Operating Company of Lake Dallas, Texas and Pefley Oil and Gas of West Falls, New York. Each used the product successfully during 1996.

         Thereafter, during 1997 and 1998 KH-30(R) was tested in a series of in-well applications initiated by Mark Voss, an engineer and chemist formerly with the Petrolite Corporation, during which United Energy worked with major oil companies and independents. Also through Mr. Voss, the KH-30(R) product was included in treatment programs carried out by Baker Petrolite and Champion International, two large firms providing chemical treatment programs to the oil and gas industry.

         As mentioned later in this Form 10-K, ChemTech, which is now owed by Smith International, has achieved favorable results with the KH-30(R) product for several years and now wishes to achieve a more formalized relationship with United Energy.

         During the fiscal year ended March 31, 1998 the Company put in place a number of distributors for its KH-30(R) oil and gas well cleaner, entered into testing and evaluation arrangements with oil service companies both in the United States and internationally and proceeded to file patent applications on KH-30(R) in most of the major oil-producing countries around the world. As a result of these activities, KH-30(R) has been utilized in over 200 oil and gas wells, having many different characteristics, and located in many different regions of the world. When applied in accordance with United Energy's recommended procedures, KH-30(R) has generally resulted in production increases of between two and five times in paraffin-affected oil and gas wells.. KH-30(R) is now patented in OAPI (Africa) which includes these countries: Burkina-Faso, Benin, Central African Republic, Congo, Cote d'Ivoire, Cameroon, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, Niger, Senegal, Chad and Togo. It is also separately patented in the United States, Venezuela and Nigeria. The Company has 15 additional country patent applications (including European Community and Canada) pending.

DESCRIPTION OF KH-30

         KH-30(R) is an environmentally-safe, non-petroleum based product that is non-toxic and biodegradeable. Moreover, the use of KH-30(R) in a well has additional beneficial effects "downstream" resulting in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process.

         A recent application of KH-30(R) performed by ChemTech (now a division of Smith International, Inc.) as reported in the American Oil and Gas Reporter of January 2001 at page 143, describes the treatment of a well in southern Louisiana that had dwindled to one barrel a day of production as a result of heavy paraffin accumulation. Hot oil treatments offered only short term relief. After ChemTech applied United Energy's KH-30(R) paraffin dispersing chemical in the well, production climbed to 26 barrels a day and then leveled off at approximately 18 barrels a day, which level the well thereafter maintained for more than three months.

MARKETING OF KH-30

         Although United Energy believes that the application of KH-30(R) on a continuous basis will result in higher production and lower lease operating costs, the introduction of KH-30(R) into the oil and gas producing industry has been extremely difficult. Many entrenched players such as the "hot oilers" and the major oil service companies who benefit from high mark-ups on their proprietary products, have no incentive to promote the use of KH-30(R). Moreover, oil production engineers are extremely reluctant to risk damage to a well from a product that does not have the endorsement and backing of a major enterprise. Consequently, the pace of introduction of KH-30(R) has been much less rapid than the Company initially expected.

         In March 2000, a joint marketing agreement was entered into between United Energy and ChemTech, a company operating world-wide in the design and administration of chemical treatment programs for the oil and gas industry. ChemTech is located in the Louisiana oil and gas belt with easy access to the Gulf of Mexico. ChemTech is a division of Smith International Inc., a New York Stock Exchange- listed company and a major player in the oil service industry worldwide. There are two elements of the marketing arrangement which should prove beneficial to United Energy. The first is that neither ChemTech nor Smith International has an in-house product which competes directly with KH-30(R), and the second is that the world-wide reputation of Smith International should help to provide credibility for United Energy's KH-30(R) product in the universe of the major oil producers. Through the end of our fiscal year ended March 31, 2001 our sales of KH-30(R) to or through ChemTech have amounted to approximately $290,000.

         Under the terms of the joint marketing agreement both United Energy and ChemTech will undertake to develop oil field chemical treatment projects which will utilize either or both of United Energy's KH-30(R) product and the chemical treatment products of ChemTech. For those projects introduced by United Energy which utilize products and services of ChemTech, United Energy is to receive a fee equal to 10% of the project gross profit. On projects which require the use of KH-30(R), the project will buy the KH-30(R) at United Energy's standard prices unless otherwise agreed. ChemTech will receive agreed upon service fees and a percentage of revenues.

OTHER PRODUCTS AND SERVICES OF UNITED ENERGY

         United Energy considers its primary business focus to be the development, manufacture and sale of environmentally-safe specialty chemical products. In this regard, the Company first developed a follow-on product to KH-30(R) using much of the same technology to provide an enhanced means for cleaning asphalt mixing and recycling plants. This product, called AD-30, and its companion product AC-30 for compressed asphalt, have been test marketed by a major asphalt equipment manufacturer, Gentec(R) Asphalt Equipment, and are now ready for distribution.

         Also, in further pursuit of the above goal, United Energy acquired in November 1998 all of the outstanding shares of Green Globe Industries, Inc. in exchange for 30,000 shares of United Energy common stock. GreenGlobe is operated as a separate subsidiary of United Energy and sells its products under the tradename Qualchem(TM). The acquisition of Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally-safe paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Of particular note in the Green Globe line was the development of dual package cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The "wipes" were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

         United Energy's chemists have recently developed an environmentally-safe fire-retardant agent named FR-15. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. A fire, once sprayed with an FR-15 mixture, will not re-ignite. This product can also be used to reduce odors, such as those from decomposing garbage, and for soil remediation following petroleum-based contamination. Our FR-15 product has been fully developed and tested by several municipal fire departments. However, because we anticipate applying for Underwriters Laboratory specifications with respect to the product, we have not had any sales of the product during the fiscal year ended March 31, 2001, but we do expect sales of FR-15 during the fiscal year ending March 21, 2002, although we cannot predict sales levels at this time.

         Another one of United Energy's specialty chemical products is a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired duPont patent. However, the exact formulation utilized by the Company, to the best of the Company's knowledge, has not been able to be duplicated by others and is protected by the Company as a trade secret.

         The Company introduced its proofing paper product in June of 1999. By March of 2000, sales of the product had increased to more than $200,000 per month and amounted to a total of $1,724,695 during the fiscal year ended March 31, 2000. Sales of UNIPROOF(R) proofing paper totaled $2,921,345 for the fiscal year ended March 31, 2001.

         In January 2001, the Company introduced a marine growth inhibitor at the National Boat Show at the Javits Center in New York City. The marine growth inhibitor, which the Company has named "Bye Bye Barnacles"(TM), is another in the Company's line of environmental products in that it is non-toxic and biogradable, characteristics which the Company believes to be particularly appealing in fresh water marine applications, although the product has proven to be effective in both fresh and saltwater environments. The Company has begun marketing the product in advance of the summer boating season through marine product distributors. A patent application on this product is in process. We expect to begin to generate sales of this product in our fiscal year ended March 31, 2002, but cannot at this time predict what the level of those sales might be.

MARKETING

         United Energy markets its products primarily through independent distributors. This is particularly true of our UNIPROOF(R) proofing paper product where there are many well established distributors in the printing and graphic arts business.

         On September 22, 2000 we entered into an agreement with the Alameda Company of Anaheim, California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for our UNIPROOF(R) proofing paper. As part of the arrangement, Alameda bought all of our existing UNIPROOF(R) inventory for $798,100, and we are turning over to them all of our existing customers within the above territory.

         The contract with Alameda covers the calendar years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase from us a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft.
($4,018,392) in 2002. Future minimums and prices are to be agreed upon.

         In the past we have marketed our KH-30(R) oil well cleaner primarily through independent distributors and have followed the pattern in our arrangement with ChemTech (a division of Smith International) pursuant to our joint marketing agreement with them.

         Thus far, we have no special inventory requirements with respect to our principal products. We are committed to our distributors to maintain a reasonable supply of products as needed to meet their anticipated levels of sales and, as our business grows we will have to maintain higher levels of inventory. We have been able to shift some portion of the inventory requirement for our UNIPROOF(R) proofing paper to the Alameda Company. Our five largest customers accounted for $3,206,465 (92%) and our largest customer (Alameda) accounted for $1,717,190 (49%) of our total fiscal year 2001 revenues of $3,482,915.

         All of our products up to this point are sold domestically in US dollars and, therefore, we have had no foreign currency fluctuation risk.

PARTICULAR CIRCUMSTANCES RELATED TO THE MANUFACTURE AND SALE OF THE COMPANY'S PRODUCTS

         All of the raw materials necessary for the manufacture of the Company's products are generally available from multiple sources, although the Company has negotiated favorable arrangements with its current suppliers and would have to repeat the process if one or more of its current suppliers were no longer to be able to supply the raw materials. The Company's chemical products are generally manufactured by contract blenders at a number of different locations. This method of manufacture has reduced the need for the Company to invest in facilities and hire the employees to staff them. Chemical blenders are relatively easy to replace and are bound by confidentiality agreements, where appropriate, which obligate the recipient not to disclose or use proprietary information of the Company.

         The Company is not responsible for any environmental expenditures with respect to the manufacturing of its products. First of all, the chemical products on which the Company concentrates are generally "environmentally-safe" products in that they are low in toxicity and rank high in biodegradability. Secondly, any environmental issues involved in manufacturing are the responsibility of the blending facilities, provided they receive adequate and accurate information from the Company as to the constituents of the chemicals involved.

         Currently, the photosensitive coating for the Company's UNIPROOF(R) proofing paper is applied by an independent coater who is bound by a confidentiality agreement which obligates the recipient not to disclose or use confidential information of the Company. We believe this facility has the capacity to meet our production needs for the foreseeable future and also meets all environmental manufacturing restrictions now or expected to be enacted.

RISKS ASSOCIATED WITH CONCENTRATION OF CUSTOMERS AND SUPPLIERS

         As stated above, even though the Company receives its raw materials from a limited number of suppliers, it believes that the materials are not unique and can be obtained from other sources. All of the Company's UNIPROOF(R) proofing paper is manufactured at one location. This does create a certain degree of risk in the event that something should happen to curtail production at that location. However, the Company has chosen to limit production sources for UNIPROOF(R) because of the confidential nature of the formulation for the photosensitive coating. The Company believes that the services of this one facility can be duplicated by others. In our opinion, the need for a contract with the coater is obviated by the coater's clear economic benefit from continuing to provide services to us. The Company is more concerned about a precipitous event, such as damage to the coater's facility which could result in an interruption of UNIPROOF(R) production. The Company believes that alternate coating sources do exist and that the coater could be replaced, albeit with at least some interruption in production flow.

         There were in the fiscal year ended March 31, 2001 four major customers for the Company's products: The Alameda Company (49% of revenues); International Film Distributors (32%), Hennigan Graphics, (4%) for the Company's graphic arts (UNIPROOF(R)) products, and ChemTech (4%) for the Company's KH-30(R) oil well cleaning product. The Company believes that these customers can be replaced if they were to cease to act as distributors, although the arrangement with ChemTech for the sale of KH-30(R) is viewed as particularly advantageous by the Company. Most of the graphic arts dealers are well established companies and create little risk as to non-payment. By virtue of the contract signed on September 22, 2000 the Company expects that the Alameda Company will become the largest customer for the Company's Graphic Arts products.

EMPLOYEES

         At March 31, 2001, the Company employed ten persons and had available the services of five others under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with the Company to manufacture or market one or more of the Company's products.

         None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

RESEARCH AND DEVELOPMENT

         All of the Company's principal products are fully developed and ready for market. This is the result of research and development expenditures averaging in excess of $250,000 per year over the last three fiscal years. The Company has had available the services of two research chemists and one production chemist, as well as two petroleum geologists, to aid in the development of its products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

BACKLOG

         Our order backlog both at the beginning of the last fiscal year and at the end of such year was insignificant as we generally ship product as orders are received.

COMPETITION

         With respect to all of our specialty chemical products, we compete directly or indirectly with other producers of products with similar uses most of which are more established companies and have greater resources than we have. Generally, we compete with others by offering lower prices and better service. However, our KH-30(R) and AD-30 cleaners are more expensive, and with these products we have to compete by emphasizing product effectiveness and environmental safety.

         With respect to our formulations which are proprietary, as described above, we have attempted to patent our KH-30(R) oil well cleaner in the principal oil producing countries world-wide. We believe the basic patent to be strong and that it will help our competitive position. However, we are aware that others may try to imitate our product or invalidate our patents. We have in the past vigorously enforced our trade secrets such as the one relating to our UNIPROOF(R) proofing paper, and intend to continue to do so in the future. However, we recognize that intellectual property rights provide less than complete protection. To the best of our knowledge no one else is currently producing a product similar to KH-30(R).

         In the case of our UNIPROOF(R) proofing paper, our principal competition is E.I. duPont de Neumours and Co. which controls in excess of 95% of the U.S. proofing paper market of $80-$100 million per year. Currently we have been able to compete with duPont in terms of better prices and service. We believe the market will welcome an alternative to duPont and we plan to continue our current marketing practices.

         In addition to applying for patent protection on our KH-30(R) product, we have also undertaken to register "KH-30" as a trademark. Trademark protection has also been obtained for the "UNIPROOF" name for our proofing paper. We anticipate applying for both patent and trademark protection for our "Bye Bye Barnacles" product in those jurisdictions where we deem such protection to be beneficial.

ITEM 2.  PROPERTIES

         As of March 31, 2001, the Company had $96,695 in cash, inventory of $121,753, receivables of $970,433, patents valued at $139,511 and other assets totaling $1,585, as listed on its balance sheet. It rents 9,600 sq. feet of space at 600 Meadowlands Parkway, Secaucus, New Jersey 07094 at a monthly rent of $7,720. The Company uses independent non-affiliated contract chemical blending and manufacturing facilities in various locations around the United States for the manufacture of its products. The Company contracts the production of many of its products to independent manufacturers and blenders and its products are therefore produced at the manufacturing facilities of such entities.

ITEM 3.  LEGAL PROCEEDINGS.

         In the opinion of management there are no material legal proceedings in process against the Company and none are threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles with United Energy, and present and past positions of the persons currently serving as executive officers of United Energy.

                                            HAS BEEN
                                            OFFICER
NAME                       AGE              SINCE             POSITION OR OFFICE
----                       ---              -----             ------------------
Ronald Wilen               63               1995              President and Chief Executive Officer

Robert Seaman              59               1995              Executive Vice President and Chief Financial Officer

RONALD WILEN

         Since October 1995 Mr. Wilen has been primarily engaged as the chief executive officer of United Energy Corp., serving as its President and as one of its two directors. Mr. Wilen has also served during the period as the President of Nor Industries, Inc., the principal subsidiary of United Energy. In the period from April 1995 through October 1995 Mr. Wilen was primarily engaged in overseeing the development of the assets which are now part of United Energy, assembling the team of administrative and technical personnel to run United Energy and in arranging for the acquisition of the Company which took place in October 1995.

         Mr. Wilen spends 100% of his business time on the affairs of United Energy.

ROBERT SEAMAN

         Since October 1995 Mr. Seaman has served as the Executive Vice President, Secretary/Treasurer and General Counsel of United Energy Corp. From April through October of 1995, Mr. Seaman assisted in the acquisition of United Energy.

         For the same five-year period Mr. Seaman has continued to serve a number of clients as a private corporate attorney practicing from an office at 515 Madison Ave. New York, NY 10022 as a member of the firm of Seaman & Wehle, attorneys. Mr. Seaman has been a practicing attorney in New York. since 1969, primarily in the areas of corporate, securities and commercial law. Mr. Seaman spends approximately 40% of his business time on the affairs of United Energy.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of June 15, 2001, there were 468 record holders of the Company's common stock and there were 15,830,270 shares outstanding. In addition, as of such date, there were a further 750,000 shares held in the name of the Company as treasury shares which were pledged as partial collateral for the Company's $1,000,000 credit line with Fleet Bank. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. Moreover, the Company's credit line with Fleet Bank does not allow the payment of dividends.

         The following table shows United Energy's high and low bid prices as quoted on the NASD Bulletin Board by quarter during each of the Company's last three fiscal years and on the OTC "Pink Sheets" since May 3, 2000. Such quotes reflect inter-dealer prices, without retail markup, mark-down or commissions and may not represent actual transactions. This information below was obtained from those organizations, for the respective periods.

       FISCAL YEAR                 QUARTER                                     HIGH BID                   LOW BID
           1999                    First Quarter                               3.5625                     2.3125
                                   Second Quarter                              2.96875                    1.3125
                                   Third Quarter                               2.9375                     0.84375
                                   Fourth Quarter                              2.5                        1.4375
           2000                    First Quarter                               1.875                      1.125
                                   Second Quarter                              4.0625                     1.75
                                   Third Quarter                               2.9375                     1.71875
                                   Fourth Quarter                              3.531                      1.5
           2001                    First Quarter                               3.875                      1.75
                                   Second Quarter                              2.70                       1.40
                                   Third Quarter                               3.0                        1.02
                                   Fourth Quarter                              1.81                       1.02
           2002                    First Quarter*                              1.11                        .75

*Through   6/15/01

         The Company's common stock has been traded on the NASD Bulletin Board since 1995 under the symbol UNRG. On May 3, 2000 the Company's common stock began trading on the over-the-counter market. The change to the OTC ("pink sheets") market has disturbed many stockholders who fear their liquidity will be diminished. Thus far, the impact on the Company's ability to attract capital has been minimal. On June 15, 2001, the Company's stock price closed at $.81 per share. The aggregate market value of the stock held by non-affiliates on June 15, 2001 was $9,358,778. For information concerning principal shareholders, please see "Security Ownership of Certain Beneficial Owners and Management".

         There have been no sales of unregistered securities during the fiscal year ended March 31, 2001. Management believes that of those persons or entities which acquired restricted shares within the last two years, approximately 380,000 of such shares which remain unsold are capable of being sold immediately under Rule 144. In addition, management is currently able to utilize

Rule 144 to effect immediate sales of up to 316,604 shares, although management currently has no intention of making any such sales.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial information for the fiscal years ended March 31, 1997, 1998 (revised), 1999, 2000 and 2001 is derived from our audited financial statements and the notes thereto. The statement of operations information for the three-year period ended March 31, 2001 and the balance sheet information as of March 31, 2000 and 2001 is derived from the consolidated financial statements of United Energy Corporation, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this annual report on Form 10-K. The statement of operations information for the years ended March 31, 1997, and the balance sheet information as of March 31, 1997 and 1998 (revised), is derived from the consolidated financial statements of United Energy Corporation, which have been audited by Jones, Jensen and Company, independent public accountants, and which are not included in this report. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes included elsewhere.

       FISCAL YEAR ENDED MARCH 31, 2001, 2000, 1999, 1998 (REVISED), 1997

            CONSOLIDATED                                                                        (REVISED)
    STATEMENT OF OPERATIONS DATA                         2001           2000        1999          1998             1997
    ----------------------------                         ----           ----        ----          ----             ----
Operating Revenues...............................      3,482,915    2,585,556     1,191,583     1,942,142       1,172,551
Cost of goods sold...............................      2,325,652    1,368,727     1,115,779     1,729,968         694,706
Gross profit.....................................      1,157,263    1,216,829        75,804       212,174         477,845
Selling, G&A.....................................      1,052,790    1,051,494       774,056       766,931         727,796
Interest income (expense), net...................         10,236       (2,424)        3,402       (14,427)         (3,159)
Income (loss) before discontinued operations.....       (154,316)     145,445      (702,284)     (571,616)       (256,724)
(Loss) income from discontinued operations.......              0            0       (35,333)      279,301        (480,321)
Income tax.......................................              0            0             0             0               0
Net income (loss)................................       (154,316)     145,445      (737,617)     (292,315)       (737,045)
Retained earnings (deficit)beginning.............     (1,899,142)  (2,044,587)   (1,306,970)   (1,014,655)       (277,610)
Retained Earnings (deficit) end                       (2,053,458)  (1,899,142)   (2,044,587)   (1,306,970)     (1,014,655)
Earnings (loss) per share                                  (0.01)        0.01         (0.05)        (0.02)          (0.06)
Cash dividends paid..............................              0            0             0             0               0

                                        AS OF MARCH 31, 2001, 2000, 1999, 1998, 1997

            CONSOLIDATED
         BALANCE SHEET DATA                              2001         2000          1999         1998             1997
         ------------------                              ----         ----          ----         ----             ----
Total working capital............................        172,118      318,651        41,448       199,142        (129,733)
Total assets.....................................      1,411,699    1,314,843       565,749       569,762         257,835
Total liabilities................................      1,016,763      765,591       289,232       301,628         342,686
Total long term debt.............................              0            0             0             0               0
Total stockholder's equity.......................        394,936      549,252       276,517       268,134         (84,851)
Total shares outstanding.........................     15,830,270   15,830,270    15,681,270    15,149,936      14,408,616

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to those statements appearing elsewhere in this report on Form 10-K. In addition to historical information, the management's discussion and analysis of financial condition and results of operations as well as other parts of this report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.

OVERVIEW

          During fiscal 1998, we changed our business to focus on environmentally-safe, specialty chemicals and closed our printing equipment division. Also during fiscal 1998, we had substantial revenues from a graphic arts distributorship. This activity added approximately $1,000,000 to our fiscal 1998 revenues but produced very little profit. We ceased to act as a distributor in 1999 when we began to manufacture our UNIPROOF(R) proofing paper. We are now selling this product to many of the customers we had serviced as a graphic arts distributor. During the Company's four fiscal years ended March 31, 1996, 1997, 1998 and 1999, the efforts to achieve profitable operations through the sale of pressroom equipment, and research and development and initial marketing expenses for the Company's current product lines resulted in cumulative losses totaling $2,044,587. During fiscal year 2000, the Company achieved a net income of $145,445. During the fiscal year ended March 31, 2001, the Company continued to have positive operating income. However, the unusually high professional fees during that year, primarily related to the preparation and filing of materials with the Securities and Exchange Commission in order to become a 1934 reporting company and an unusual litigation settlement and related litigation costs totaling $231,981, combined to produce a net loss for the year of $154,316.

         The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company which are described above.

         In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A., in June 2000 the material terms of which are described below under "Liquidity and Capital Resources."

         On September 22, 2000 the Company entered into an agreement with the Alameda Company of Anaheim, California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for UNIPROOF(R) proofing paper. As part of the arrangement Alameda bought all existing UNIPROOF(R) inventory for $798,100. The Company is turning over to Alameda all existing customers within the above territory.

         The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft.
($4,018,392) in 2002. Future minimums and prices are to be agreed upon.

          We believe the Alameda agreement will prove beneficial to the Company inasmuch as it requires certain minimum sales levels in order to maintain exclusivity within the territories covered. In addition, since pursuant to the terms of the agreement we manufacture and ship to Alameda's order, our inventory requirements have been reduced because we have shifted a portion of that carrying cost to Alameda . Because our relationship with Alameda is relatively new, we do not wish to make a prediction as to future sales levels until such time as there is demonstrated historical support for such a statement.

         Our largest customers accounted for 49%, 41% and 23% of revenues in each of the fiscal years ended March 31, 2001, 2000 and 1999. Our second largest customers accounted for 32%, 9.5% and 1.7%, respectively, in each of such years. No other customer accounted for more than 10% of our revenues during the same periods. Please see page 7 of this Form 10-K for a listing of our recent principal customers. Also please note that the recent contract with the Alameda Company will likely continue to have the effect of making them our largest customer.

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not enter into derivative instruments or engage in hedging activities as defined in SFAS No. 133. Accordingly, management has determined that adoption of this standard has had no impact on the Company's financial statements.

          During March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. Certain events as defined by Interpretation No. 44, may require earlier consideration if they occurred after December 14, 1998 or January 12, 2000, depending on the event, although no financial statement effect would be recognized until July 1, 2000. The effects of applying Interpretation No. 44 are recognized prospectively. The Company has reviewed its stock compensation events and does not believe that Interpretation No. 44 has had a material impact on its financial position or its results of operations.

          In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of adopting this SAB, but does not believe that this SAB will have a material impact on its financial position or its results of operations.

          The Company has not provided any current or deferred US federal, state or foreign income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Utilization of our net operating loss carryforwards, which begin to expire in 2010, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended and other limitations under state tax laws. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its reliability.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2001 TO FISCAL YEAR ENDED MARCH 31,
2000

          SALES

          Sales increased to $3,482,915 for the year ended March 31, 2001 from $2,585,556 for the year ended March 31, 2000. The $897,359, or 35%, increase in sales was derived principally from sales of our UNIPROOF(R) proofing paper. Our largest two customers accounted for 81 % of revenues for the year ended March 31, 2001 compared with 50% for the year ended March 31, 2000.

          COST OF SALES

          Cost of sales increased to $2,325,652 or 67% of sales, for the year ended March 31, 2001 from $1,368,727 or 53% of sales, for the year ended March 31, 2000. The higher percentage in fiscal 2001 was primarily due to the slightly lower average UNIPROOF(R) selling prices under our arrangement with the Alameda Company.

          OPERATING COSTS AND EXPENSES

          General and Administrative Expenses. General and administrative expenses increased to $1,052,790, or 30% of sales, for the year ended March 31, 2001 from $1,051,495 or 41% of sales, for the year ended March 31, 2000. The percentage decrease was due primarily to a higher level of sales as compared to the relatively stable level of expenses.

         Interest Expense, Net of Interest Income. Interest expense and interest income were not significant in either fiscal year.

          Net Income (Loss). For the year ended March 31, 2001, we had a net loss of $154,316, as compared to income of $145,445 or 6% of sales for the year ended March 31, 2000. The fiscal 2001 loss is the result of several factors. The primary factor was that we incurred unusual non-recurring costs related to our filings with the Securities and Exchange Commission in order to become a 1934 Act Reporting Company, primarily in the areas of unusually high accounting and filing fees. The second factor contributing to the loss was a litigation settlement and associated legal costs arising out of a lawsuit to which the Company believed it had substantial defenses but elected to settle because of the prospect of substantial additional legal defense costs. Together, these unusual costs amounted to more than $350,000.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2000 TO FISCAL YEAR ENDED MARCH 31,
1999

          SALES

          Sales increased to $2,585,556 for the year ended March 31, 2000 from $1,191,583 for the year ended March 31, 1999. The $1,393,973, or 117%, increase in sales was derived principally from sales of our UNIPROOF(R) proofing paper, which was introduced in June 1999 and accounted for $1,724,695 in revenues. Our three largest customers accounted for 59 % of revenues for the year ended March 31, 2000 compared with 42% for the year ended March 31, 1999.

          COST OF SALES

          Cost of sales increased to $1,368,727 but dropped to 53% of sales, for the year ended March 31, 2000 from $1,115,779 or 94% of sales, for the year ended March 31, 1999. This was primarily due to production and sale of the proofing paper, which has a higher gross margin relative to our other products.

          OPERATING COSTS AND EXPENSES

          General and Administrative Expenses. General and administrative expenses increased to $1,051,495, or 41% of sales, for the year ended March 31, 2000 from $774,056, or 65% of sales, for the year ended March 31, 1999. This increase was attributable primarily to the hiring of additional employees and outside consultants.

          Interest Expense, Net of Interest Income. Interest expense and interest income were not significant in either fiscal year.

          Net Income (Loss). For the year ended March 31, 2000, our net income totaled $145,445, or 6% of sales, as compared to a loss of $737,617 for the year ended March 31, 1999. This increase is the result of improvements in sales volume and production of higher margin products, in particular the UNIPROOF(R) proofing paper. The loss from discontinued operations was zero in fiscal 2000 compared to $35,333 in fiscal 1999 Excluding the loss from discontinued operations of $35,533 in fiscal 1999 would have resulted in a net loss from continuing operations in such year of $702,284.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 1999 TO FISCAL YEAR ENDED MARCH
31,1998

          SALES

          Sales decreased to $1,191,583 for the year ended March 31, 1999 from $1,942,142 for the year ended March 31, 1998. The $750,559, or 39%, decrease in sales was mainly attributed to decreased sales of printing equipment, due to the closing of that division. Our three largest customers accounted for 42% of revenues for the year ended March 31, 1999 compared with 68% for the year ended March 31, 1998.

          COST OF SALES

          Cost of sales for the year ended March 31, 1999 were $1,115,779 or 94% of sales, compared to $1,729,968 for the year ended March 31, 1998, or 89% of sales. The decrease in amount resulted primarily from the cessation of equipment manufacturing, and the increase in percentage of sales occurred because of reduced fiscal 1999 revenues.

          OPERATING COSTS AND EXPENSES

          General and Administrative Expenses. General and administrative expenses increased to $774,056, or 65% of sales, for the year ended March 31, 1999, from $766,931, or 39% of sales, for the year ended March 31, 1998. This increase of $7,125 stemmed primarily from increased research and development and the Company's efforts to introduce its KH-30(R) oil well cleaner. The increase in percentage of sales was due primarily to lower sales while these activities were occurring.

          Interest Expense, Net of Interest Income. Interest expense and interest income were not significant in either fiscal year.

          Net Loss. For the year ended March 31, 1999, our net loss totaled $737,617 as compared to a net loss of $292,315 for the year ended March 31, 1998. This increase in the amount of loss can be attributed to lower overall sales and to increased expenditures in fiscal 1999 related to efforts to introduce KH-30(R) and development expenses for the UNIPROOF(R) proofing paper. The fiscal 1999 loss from discontinued operations was $35,333 compared with a fiscal 1998 gain of $279,301. Excluding the loss from discontinued operations in fiscal 1999 would have resulted in an overall loss in such year from continuing operations of $702,284. The loss from continuing operations would have been $571,616 for fiscal 1998 except for the extraordinary gain of $325,000 experienced in fiscal 1998 due to the cancellation of a portion of the consideration initially issued for the acquisition of Nor.

LIQUIDITY AND CAPITAL RESOURCES

          Since the acquisition of United Energy in 1995, we have financed our operations through loans and equity contributions from principals (namely Mr. Ronald Wilen and Mr. Robert Seaman), and from third parties supplemented by funds generated by our business. As of March 31, 2001, we had $96,695 in cash, accounts receivable of $970,433 and inventories of $121,753.

          Net Cash Provided by Financing Activities. Net cash generated from financing activities decreased to $(406) for the year ended March 31, 2001 from $356,271 for the year ended March 31, 2000, a net decrease of $356,677. The higher amount in 2000 had been needed to cover increased accounts receivable and increased inventory over the prior year.

          Accounts payable and accrued expenses increased $251,578 to $636,754 at fiscal year end 2001 from $385,176 in 2000. However, in 2001, due to our expanding business, sales increased to approximately $3,482,915 in 2001 from $2,585,556 in 2000.

          At March 31, 2001, accounts receivable increased to $970,433, a $524,484, or 118% increase, over the balance at March 31, 2000 of $445,949. Most of the increase was related to the increased sales volume of our UNIPROOF(R) proofing paper during fiscal 2001. Also, there were a number of large orders shipped in the fourth quarter of fiscal 2001 for which payment had not been received at fiscal year end.

          Inventories at March 31, 2001 were $121,753, a decrease of $470,532 from the balance of $592,285 at March 31, 2000. Most of the decrease was due shipments to the Alameda Company just before fiscal year end.

          Our capital requirements have grown, consistent with the growth of our operations and staffing. We expect our capital requirements to continue to increase in order to expand and maintain our growth and to become a competitive force in the proofing paper and specialty chemical industries. Until 2001 we have incurred continuing significant negative cash flows from operations. Continued operations have relied primarily on financing activities. Our market shares in these markets are not currently quantifiable, although we believe them to be very small. We believe that the capital currently available to us will be sufficient to sustain our current level of operations. However, to be able to grow and to take advantage of anticipated opportunities we will need additional capital. We believe such capital will be available to us on reasonable terms.

          In June 2000, the Company obtained a $1,000,000 line of credit from Fleet Bank, N.A. Borrowings under the credit line bearing interest at the bank's prime rate, payable monthly. Amounts owed under the credit line are subject to repayment on demand at any time and for any reason. Borrowings under the line must be reduced to zero for a period of 30 consecutive days in any twelve month period. Amounts borrowed under the credit line are secured by the following:

          (i) A continuing security interest in all accounts and accounts receivable, contracts, contract rights, general intangibles, instruments, documents, chattel paper, all obligations, in whatever form, owing to the Company and all rights in the merchandise or services which gave rise to any of the foregoing, whether now existing or hereafter arising, now or hereafter received by or belonging or owing to the Company and in the proceeds thereof, and in all goods including (a) all inventory, including raw materials, work in process, and other tangible personal property held for sale or lease or furnished or to be furnished under contracts of service or used or consumed in the Company's business, wherever located, whether now existing or hereafter arising, now or hereafter received by or belonging to the Company, and in the proceeds and products thereof, and (b) all machinery, equipment, furnishings, fixtures and other tangible personal property (with all accessions thereto) used or bought for use primarily in business, wherever located, whether now existing or hereafter arising, now or hereafter received by or belonging to the Company, and in the proceeds and products thereof, including without limitation tax refunds and insurance proceeds on any of the foregoing.

          (ii) a pledge of 750,000 shares of the Company's common stock held in escrow and

          (iii) the guarantee of a shareholder of the Company.

          The credit line also carries certain income and balance sheet tests that the Company must meet quarterly and annually. The several documents setting forth the Company's rights and obligations with respect to the credit line are filed as exhibits to our registration statement on Form 10 and readers are referred to them for more complete information.

          To date, the Company has borrowed a maximum of $160,000 under the credit line for working capital to fill orders for its UNIPROOF(R) proofing paper. This amount was subsequently repaid. Any projections of future cash needs and cash flows are subject to substantial uncertainty. We believe that our current cash, cash equivalents and available borrowings under our credit facility will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. There were no amounts due at March 31, 2001 and the full line was available to use.

          Furthermore, the increasing revenues from the Company's UNIPROOF(R) proofing paper have reduced the need for outside financing, except to the extent that additional working capital is required to support such increasing sales. One of the beneficial effects of the Alameda contract is to diminish the need for the Company to carry ever higher levels of UNIPROOF(R) inventory, thereby reducing its working capital needs.

REPORTING BY SEGMENTS

          The Company considers itself to be primarily a specialty chemicals company because of its decision in fiscal 1998 to close its printing equipment division and focus primarily on the sale of its KH-30(R) oil well cleaner and related products. However, a significant portion of its revenues has been related to the printing and the graphic arts industry. This will continue to be the case in the future if sales of our UNIPROOF(R) proofing paper continue to increase. Also, during the past three fiscal years, the Company has derived additional revenues by acting as a graphic arts products distributor.

          The following table shows the proportion of total revenues by segment in each of the last three fiscal years.

                                                                  SPECIALTY
              FISCAL YEAR             GRAPHIC ARTS                CHEMICALS
                  1999             $         890,458            $     301,125
                  2000                     1,970,701                  614,855
                  2001                     3,190,824                  292,091

STATEMENT REGARDING INFLATION

          The Company does not believe that inflation in the cost of its raw materials has had or will have any significant negative impact on its operations in the past or in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements as of March 31, 2001 and 2000, and for the fiscal years ended March 31, 2001, 2000 and 1999, are included as part of this annual report on Form 10-K.

Certain quarterly information is presented below.

                                                                Unaudited Quarterly Financial Data
                                                                     Consolidated Statements
                                                                          of Operations
                                                                 Fiscal Year ended March 31, 2001

                                             1st Quarter       2nd Quarter       3rd Quarter       4th Quarter       Fiscal Year
                                             -----------       -----------       -----------       -----------       -----------
Operating revenues                          $    836,332      $    736,763      $  1,281,608      $    628,212      $  3,482,915
Cost of goods sold                               546,330           524,896           894,717           359,709         2,325,652
Gross profit                                     290,002           211,867           386,891           268,503         1,157,263
General and administrative                       303,344           158,053           261,955           329,438         1,052,790
Depreciation and amortization                      4,385             4,385             4,385             3,417            16,572
Interest expense (income)                            934             3,995             3,945             1,361            10,236
Legal settlement                                      --                --                --          (231,981)         (231,981)
Income from continuing operations                (18,661)           45,434           116,606          (297,694)         (154,316)
Income tax                                            --                --                --                --                --
Net income (loss)                           $    (18,661)     $     45,434      $    116,606      $   (297,694)     $   (154,316)
Retained earnings (deficit), beginning      $ (1,899,142)     $ (1,917,803)     $ (1,872,369)     $ (1,755,763)     $ (1,899,142)
Retained Earnings (deficit), ending         $ (1,917,803)     $ (1,872,369)     $ (1,755,763)     $ (2,053,458)     $ (2,053,458)

Per share information:
Earnings (loss) per share -                 $      (0.01)     $       0.01      $       0.01      $      (0.01)     $      (0.01)
basic and diluted
Weighted average shares outstanding           15,830,270        15,830,270        15,830,270        15,830,270        15,830,270
Cash dividends paid                         $         --      $         --      $         --      $         --      $         --

                                                               Unaudited Quarterly Financial Data
                                                                     Consolidated Statements
                                                                          of Operations
                                                                    Fiscal Year ended March 31, 2000

                                            1st Quarter        2nd Quarter        3rd Quarter        4th Quarter           Year
                                            -----------        -----------        -----------        -----------           ----
Operating revenues                         $    502,616       $    394,633       $    868,747       $    819,560       $  2,585,556
Cost of goods sold                              280,261            203,676            496,857            387,934          1,368,727
Gross profit                                    222,355            190,957            371,890            431,626          1,216,829
General and administrative                      189,721            200,013            255,280            406,480          1,051,494
Depreciation and amortization                     4,553              3,915              4,555              4,443             17,466
Interest expense (income)                        (1,343)             1,002                993              1,772              2,424
Income from continuing operations                29,424            (13,973)           111,062             18,931            145,445
Income tax                                           --                 --                 --                 --                 --
Net income (loss)                          $     29,424       $    (13,973)      $    111,062       $     18,931       $    145,445
Retained Earning (deficit), beginning      $ (2,044,587)      $ (2,015,163)      $ (2,029,136)      $ (1,918,074)      $ (2,044,587)
Retained Earning (deficit), ending         $ (2,015,163)      $ (2,029,136)      $ (1,918,074)      $ (1,899,142)      $ (1,899,142)

Per share information:
Earnings (loss) per share -                $       0.01       $      (0.01)      $       0.01       $       0.01       $       0.01
basic and diluted
Weighted average shares outstanding          15,703,770         15,726,270         15,761,053         15,784,180         15,740,853
Cash dividends paid                        $         --       $         --                 --                 --                 --


The unaudited quarterly data for the retained earnings (deficit)as filed with our Form 10Q's for all periods differs from the unaudited quarterly data that is shown above. The difference resulted from an adjustment in fiscal year 1998 that was made to record a gain on the cancellation of 400,000 shares that were issued in connection with the Nor acquisition. The gain of $325,000 has been accounted for in our Form 10 Amendment Number 2 that was filed on May 25, 2001 with the Securities and Exchange Commission. All balances for the retained earnings (deficit) as shown above have been adjusted to reflect the gain accordingly.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between the Company and our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                        DIRECTORS AND EXECUTIVE OFFICERS



                                                NAME & ADDRESS               AMOUNT OF AND NATURE
TITLE OF CLASS                                OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP        PERCENT OF CLASS*
Common Stock                           Ronald Wilen                             3,570,600                 22.5%
                                       United Energy Corp.                      (Direct)
                                       600 Meadowlands Pkwy.
                                       Secaucus, N.J. 07094

Common Stock                           Robert L. Seaman                         1,861,627                 11.8%
                                       515 Madison Ave. (Direct)                (Direct)
                                       New York, NY 10022

Total of all shareholdings                                                      5,431,627                 34.3%
of greater than 5%


          There are no arrangements known to the Company which could result in a change of control of the Company.

          The following table shows the positions held by the Company's executive officers and directors during the fiscal year ended March 31, 2001. Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

NAME                   AGE      POSITION                           HELD SUCH POSITIONS SINCE
Ronald Wilen            63      President,                                   1995
                                Director

Robert Seaman           59      Executive Vice President,                    1995
                                Secretary/Treasurer, Director

There are no family relationships among Officers and/or Directors.

RONALD WILEN

         Since October 1995 Mr. Wilen has been primarily engaged as the chief executive officer of United Energy Corp., serving as its President and as one of its two directors. Mr. Wilen has also served during the period as the President of Nor Industries, Inc., the principal subsidiary of United Energy. In the period from April 1995 through October 1995 Mr. Wilen was primarily engaged in overseeing the development of the assets which are now part of United Energy, assembling the team of administrative and technical personnel to run United Energy and in arranging for the acquisition of the Company which took place in October 1995.

         Mr. Wilen spends 100% of his business time on the affairs of United Energy.

ROBERT SEAMAN

         Since October 1995 Mr. Seaman has served as the Executive Vice President, Secretary/Treasurer and General Counsel of United Energy Corp. From April through October of 1995, Mr. Seaman assisted in the acquisition of United Energy.

         For the same five-year period Mr. Seaman has continued to serve a number of clients as a private corporate attorney practicing from an office at 515 Madison Ave. New York, NY 10022 as a member of the firm of Seaman & Wehle, attorneys. Mr. Seaman has been a practicing attorney in New York since 1969, primarily in the areas of corporate, securities and commercial law. Mr. Seaman spends approximately 40% of his business time on the affairs of United Energy.

         Mr. Seaman serves on the boards of directors of several private, non-public companies. Also, since January 1999 he has held the position of President and Director of Quantitative Methods Corporation. Quantitative has a class of securities registered under Section 15(d) of the Securities Exchange Act and is publicly traded. Quantitative is an early development stage company headquartered in Montreal, Canada which hopes to acquire and develop a portfolio of emerging e-commerce companies. Mr. Seaman spends approximately 10% of his business time on the affairs of Quantitative Methods.

         There are no family relationships among the directors and/or executive officers of United Energy Corp. There are no persons other than Mr. Wilen and Mr. Seaman who could be deemed either "promoters" or "controlling persons" with respect to United Energy Corp.

ITEM 11. EXECUTIVE COMPENSATION

         During the three fiscal years ended March 31, 2001 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. The Company will pay compensation to the officers and directors elected in 2001, if at all, at a rate yet to be determined by the board of directors.

         The following table sets forth the compensation, if any, and the nature of such compensation, received from the Company by Mr. Wilen and Mr. Seaman, the only two executive officers of the Company during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
NAME                                                          OTHER                      SECURITIES                      ALL
AND                                                          ANNUAL    RESTRICTED        UNDERLYING                     OTHER
PRINCIPAL                  FISCAL                            COMPEN-      STOCK            OPTIONS          LTIP       COMPEN-
POSITION                    YEAR        SALARY     BONUS     SATION       AWARD             SARS           PAYOUTS     SATION
--------                    ----        ------     -----     ------       -----             ----           -------     ------
Ronald Wilen,..........    2001            0         0        (1)            0             750,000             0         0
   President
                           2000            0         0        (1)            0                0                0         0
                           1999            0         0        (1)            0                0                0         0
Robert Seaman,.........    2001            0         0                       0             750,000             0         0
Executive
   Vice President......    2000            0                    0            0                0                0
                           1999            0         0                       0                0                0         0

         (1) The Company pays for an automobile used by Mr. Wilen under a monthly lease of $450. It also pays medical insurance for Mr. Wilen at a rate of $556.59 per month.

         On May 3, 1999 the Company adopted a comprehensive stock option plan for its officers employees and consultants. Also, on May 3, 1999 the board of directors of the Company acting in its capacity as the stock option committee awarded options to purchase 750,000 shares of the Company's common stock to each of Mr. Wilen and Mr. Seaman. The options so granted were exercisable at a price of $1.50 per share (the closing price on the date of grant) and were valid for a term of 10 years. However, none of such options were exercised because the option plan was not approved by the shareholders by May 3, 2001.

         The Company expects to submit a substitute plan to the stockholders for approval no later than September 30, 2001.

                         OPTIONS/SAR GRANTS IN LAST YEAR

                           INDIVIDUAL GRANTS

                          NUMBER OF      PERCENT OF
                         SECURITIES    TOTAL OPTIONS/                                         POTENTIAL REALIZATION
                         UNDERLYING         SARS                                              VALUE AT ASSUMED RATES OF
                          OPTIONS/       GRANTED TO        EXERCISE OF                        STOCK PRICE APPRECIATION
                            SARS          EMPLOYEES        BASE PRICE     EXPIRATION                  FOR
     NAME                  GRANTED     IN FISCAL YEAR        ($/SH)          DATE                 OPTION TERM
                                                                                           5% ($)              10% ($)
                                                                                           ------              -------

Ronald Wilen-  none

Robert Seaman-  none

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth, as of June 1, 2001, information regarding the beneficial ownership of shares by each person known by the Company to own more than five percent of the outstanding shares.

                       HOLDERS OF GREATER THAN 5% OF CLASS


                                              NAME & ADDRESS               AMOUNT OF AND NATURE
TITLE OF CLASS                              OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP        PERCENT OF CLASS*
--------------                              -------------------            --------------------        -----------------
Common Stock                           Ronald Wilen                             3,570,600                 22.5%
                                       United Energy Corp.                      (Direct)
                                       600 Meadowlands Pkwy.
                                       Secaucus, N.J. 07094

Common Stock                           Robert L. Seaman                         1,861,627                 11.8%
                                       515 Madison Ave. (Direct)                (Direct)
                                       New York, NY 10022

Total of all shareholdings                                                      5,431,627                 34.3%
of directors and officers


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the last fiscal year no officer, director, nominee for election as a director or associate of such officer, director or nominee is, or was, indebted to the Company or engaged in any other transactions with the Company. No such transactions are proposed.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         The financial statement schedules and exhibits filed as a part of this annual report on Form 10-K are as follows:

         FINANCIAL STATEMENT SCHEDULES      NONE

         EXHIBITS:         ALL OF THE EXHIBITS LISTED BELOW ARE INCORPORATED BY
                           REFERENCE AS FOLLOWS.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            ITEM
(3)              (I)        Articles of Incorporation*

                 (II)       By-Laws*

(4)              Instruments Defining the Rights of Security Holders

                 (a) Articles of Incorporation: Articles Fourth, Fifth and Seventh*

                 (b)        By-Laws: Article I: Sections: Six, Seven, Eight,
                            Nine, Ten;* Article II: Section Nine: Article IV:
                            Section Two*

                 (c)        Form of Stock Certificate of the Company*

(10)             Material Contracts

                 (a)        1999 Comprehensive Stock Option Plan*

                 (b)        Distribution Agreement and Option Agreement with
                            International Research and Development dated August
                            25, 1999*

                 (c) Joint Marketing Agreement with ChemTech (a Division of Smith International) dated March 2, 2000*

                 (d)        Credit Line Agreement (with related documents) with
                            Fleet Bank, N.A entered into during June 2000**

                 (e) Distribution Agreement with the Alameda Company dated September 22, 2000**

(11)             Statement re Computation of Per Share Earnings*

(12)             Statement re Computation of Ratios (not applicable)

(13) Annual Report to Shareholders (no such report has yet been produced)

(16)             Letter re Change in Certifying Accountant*

(18)             Letter re Accounting Principles (not applicable)

(21)             List of Subsidiaries**

                 *filed with original Form 10 on June 20, 2000.
                 **filed with Amendment No.1 to Form 10 on December 15, 2000



         REPORTS ON FORM 8-K:        NONE

                                   SIGNATURES

         Pursuant to the requirements of Sections 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNITED ENERGY CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)

By                \s\ Ronald Wilen                           6/22/01
         -----------------------------------------------------------------------
         RONALD WILEN, President                             Date


By                \s\ Robert L. Seaman                       6/22/01
         -----------------------------------------------------------------------
         ROBERT L. SEAMAN, Principal Financial Officer       Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  \s\ Ronald Wilen                           6/22/01
         -----------------------------------------------------------------------
         RONALD WILEN, Director                              Date



                  \s\ Robert L. Seaman                       6/22/01
         -----------------------------------------------------------------------
         ROBERT L. SEAMAN, Director                          Date


                  \s\ Reginald L. Babcock                    6/22/01
         -----------------------------------------------------------------------
         REGINALD L. BABCOCK, Director                       Date

                  \s\ Martin Rappaport                       6/22/01
         -----------------------------------------------------------------------
         MARTIN RAPPAPORT, Director                          Date



                  \s\ Thomas F. Spencer                      6/22/01
         -----------------------------------------------------------------------
         THOMAS F. SPENCER, Director                         Date

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2001 AND 2000
TOGETHER WITH AUDITORS' REPORT

UNITED ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................      F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets as of March 31, 2001 and 2000............      F-3
   Consolidated Statements of Operations for the Years Ended
     March 31, 2001, 2000 and 1999 .....................................      F-4
   Consolidated Statements of Stockholders' Equity for the Years Ended
      March 31, 2001, 2000 and 1999.....................................      F-5
   Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2001, 2000 and 1999......................................      F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................   F-7-F-16

SCHEDULE II - Schedule of Valuation and Qualifying Accounts ............  Schedule II

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
United Energy Corporation:

We have audited the accompanying consolidated balance sheets of United Energy Corporation (a Nevada corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Energy Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts - Schedule II of this Form 10-K for the three years ended March 31, 2001 is presented for the purpose of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York                                  \s\  ARTHUR ANDERSEN LLP
June 12, 2001

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000

                                                                                             2001               2000
                                                                                          -----------        -----------
                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................................................       $    96,695        $    46,008
   Accounts receivable, net of allowance for doubtful accounts
      of  $71,656 and $18,260, respectively .......................................           970,433            445,949
   Inventory ......................................................................           121,753            592,285
                                                                                          -----------        -----------
         Total current assets .....................................................         1,188,881          1,084,242
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $19,847 and $17,320, respectively ..........................             7,134              9,661
OTHER ASSETS:
   Goodwill, net of accumulated amortization of $11,935 and
      $7,957, respectively ........................................................            74,588             78,566
   Patent, net of accumulated amortization of $19,545 and $9,479
      respectively ................................................................           139,511            140,789
   Other assets ...................................................................             1,585              1,585
                                                                                          -----------        -----------
         Total assets .............................................................       $ 1,411,699        $ 1,314,843
                                                                                          ===========        ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit .......................................................       $        --        $     5,697
   Accounts payable and accrued expenses ..........................................           636,754            385,176
   Accounts payable to shareholder ................................................           350,000            350,000
   Related party loans payable ....................................................            30,009             24,718
                                                                                          -----------        -----------
         Total current liabilities ................................................         1,016,763            765,591
                                                                                          -----------        -----------


COMMITMENTS AND CONTINGENCIES (Note 7)


STOCKHOLDERS' EQUITY:
   Common stock: $0.01 par value 100,000,000 shares authorized; 16,580,270 and
   15,830,270 shares issued and 15, 830,270 and 15,830,270 shares outstanding as of
   March 31, 2001 and 2000, respectively ..........................................           158,302            158,302
   Additional paid-in capital .....................................................         2,315,092          2,315,092
   Stock subscription receivable ..................................................           (25,000)           (25,000)
   Accumulated deficit ............................................................        (2,053,458)        (1,899,142)
                                                                                          -----------        -----------
         Total stockholders' equity ...............................................           394,936            549,252
                                                                                          -----------        -----------
         Total liabilities and stockholders' equity ...............................       $ 1,411,699        $ 1,314,843
                                                                                          ===========        ===========



The accompanying notes are an integral part of these consolidated balance sheets.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                                            2001                2000                1999
                                                        ------------        ------------        ------------
REVENUES, net ...................................       $  3,482,915        $  2,585,556        $  1,191,583
COST OF GOODS SOLD ..............................          2,325,652           1,368,727           1,115,779
                                                        ------------        ------------        ------------
         Gross profit ...........................          1,157,263           1,216,829              75,804
                                                        ------------        ------------        ------------
OPERATING EXPENSES:
   General and administrative ...................          1,052,790           1,051,495             774,056
   Depreciation and amortization ................             16,572              17,465               7,434
                                                        ------------        ------------        ------------
         Total operating expenses ...............          1,069,362           1,068,960             781,490
                                                        ------------        ------------        ------------
         Income (loss) from operations ..........             87,901             147,869            (705,686)
                                                        ------------        ------------        ------------
OTHER INCOME (EXPENSE), net:
   Interest income ..............................              1,581              10,028               4,770
   Interest expense .............................            (11,817)            (12,452)             (1,368)
   Legal settlement .............................           (231,981)                 --                  --
                                                        ------------        ------------        ------------
         Total other income (expense), net ......           (242,217)             (2,424)              3,402
                                                        ------------        ------------        ------------
         Income (loss) from continuing operations           (154,316)            145,445            (702,284)
INCOME (LOSS) FROM DISC. OPERATIONS (Note 10) ...                 --                  --             (35,333)
                                                        ------------        ------------        ------------
         Net income (loss) ......................       $   (154,316)       $    145,445        $   (737,617)
                                                        ============        ============        ============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Income (loss) from continuing operations .....       $      (0.01)       $       0.01        $      (0.05)
                                                        ------------        ------------        ------------
   Income (loss) from discontinued operations ...                 --                  --               (0.00)
                                                        ------------        ------------        ------------
         Total basic income (loss) per share ....       $      (0.01)       $       0.01        $      (0.05)
                                                        ============        ============        ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
   basic and diluted ............................         15,830,270          15,740,853          15,355,635
                                                        ============        ============        ============


The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999



                                               COMMON STOCK           ADDITIONAL        STOCK
                                          -----------------------       PAID-IN      SUBSCRIPTION   ACCUMULATED
                                            SHARES        AMOUNT        CAPITAL       RECEIVABLE       DEFICIT           TOTAL
                                          ----------     --------     -----------      ---------      -----------      ---------
BALANCE, March 31, 1998 .............     15,149,936     $151,499     $ 1,526,605      $(103,000)     $(1,306,970)     $ 268,134
   Common stock issued ..............        400,000        4,000         496,000             --               --        500,000
   Common stock issued to acquire
     Green Globe Industries, Inc. ...         30,000          300          50,700             --               --         51,000
   Common stock issued to former
     shareholder ....................          1,334           13             (13)            --               --             --
   Common stock issued for services
     received .......................        100,000        1,000         139,000             --               --        140,000
   Receipt of cash from and write-off
     of portion of stock subscription
     receivable .....................             --           --         (23,000)        78,000               --         55,000
   Net loss .........................             --           --              --             --         (737,617)      (737,617)
                                          ----------     --------     -----------      ---------      -----------      ---------
BALANCE, March 31, 1999 .............     15,681,270      156,812       2,189,292        (25,000)      (2,044,587)       276,517
   Common stock issued for
     services received ..............        149,000        1,490         125,800             --               --        127,290
   Net income .......................             --           --              --             --          145,445        145,445
                                          ----------     --------     -----------      ---------      -----------      ---------
BALANCE, March 31, 2000 .............     15,830,270      158,302       2,315,092        (25,000)      (1,899,142)       549,252
   Net loss .........................             --           --              --             --         (154,316)      (154,316)
                                          ----------     --------     -----------      ---------      -----------      ---------
BALANCE, March 31, 2001 .............     15,830,270     $158,302     $ 2,315,092      $ (25,000)     $(2,053,458)     $ 394,936
                                          ==========     ========     ===========      =========      ===========      =========



The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                             2001              2000              1999
                                                                          ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................................        $(154,316)        $ 145,445         $(737,617)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities-
        Depreciation and amortization ............................           16,572            17,465             7,434
        Noncash consulting expense ...............................               --           127,290           140,000
    Changes in operating assets and liabilities-
      (Increase) decrease in accounts receivable .................         (524,484)         (336,212)           37,942
      Decrease (increase) in inventory ...........................          470,532          (543,790)          (19,366)
      Decrease (increase) in other assets ........................               --             3,154              (939)
      Increase (decrease) in accounts payable and accrued expenses          251,578           120,088           (55,646)
                                                                          ---------         ---------         ---------
           Net cash provided by (used in) operating activities ...           59,882          (466,560)         (628,192)
                                                                          ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisition of property and equipment ............               --                --            (1,506)
   Payments for patent ...........................................           (8,789)          (16,151)          (76,744)
                                                                          ---------         ---------         ---------
           Net cash used in investing activities .................           (8,789)          (16,151)          (78,250)
                                                                          ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit ....................................         (165,697)           (6,370)           (6,949)
   Proceeds from line of credit ..................................          160,000                --                --
   Proceeds from loans payable to
      related party ..............................................            5,291            12,641             6,577
   Proceeds from accounts due to shareholder .....................               --           350,000                --
   Proceeds from stock subscription receivable ...................               --                --            55,000
   Proceeds from issuance of common stock ........................               --                --           500,000
                                                                          ---------         ---------         ---------
           Net cash (used in) provided by financing activities ...             (406)          356,271           554,628
                                                                          ---------         ---------         ---------
           Net increase (decrease) in cash and cash
             equivalents .........................................           50,687          (126,440)         (151,814)
CASH AND CASH EQUIVALENTS, beginning of year .....................           46,008           172,448           324,262
                                                                          ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of year ...........................        $  96,695         $  46,008         $ 172,448
                                                                          =========         =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for-
      Interest ...................................................        $  11,198         $  12,452         $   1,368
   Income taxes ..................................................            5,066               800               600
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Forgiveness of stock subscription receivable ..................        $      --         $      --         $  23,000
   Common stock issued for acquisition of Green
      Globe Industries, Inc. .....................................               --                --            51,000
DETAILS OF ACQUISITION:
   Fair value of assets acquired .................................        $      --         $      --         $   8,099
   Goodwill ......................................................               --                --            86,523
   Liabilities assumed ...........................................               --                --           (43,622)
                                                                          ---------         ---------         ---------
           Fair value of common stock issued .....................        $      --         $      --         $  51,000
                                                                          =========         =========         =========



The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001, 2000 AND 1999

1.  DESCRIPTION OF BUSINESS

United Energy (the "Company") considers its primary business focus to be the development, manufacture and sale of environmentally safe specialty chemical products, in particular its KH-30(R) oil well cleaner. The Company first developed a follow on product to KH-30(R) using much of the same technology to provide an enhanced means for cleaning asphalt mixing and recycling plants. This product, called AD-30, and its companion product AC-30 for compressed asphalt, have been test marketed by a major asphalt equipment manufacturer, Gentec(R) Asphalt Equipment, and are now ready for distribution.

Green Globe Industries Inc. ("Green Globe") is operated as a separate subsidiary of United Energy and sells its products under the tradename Qualchem(TM). Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally safe paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Green Globe developed a dual package of cleaning and drying "wipes" which produce a clear, non reflective coating on glasses, computer screens and instrument panels. The "wipes" were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

United Energy's chemists have recently developed an environmentally safe fire retardant agent named FR-15. FR-15 begins as a concentrate, which can be mixed with varying amounts of water, depending on the anticipated use. A fire, once sprayed with an FR-15 mixture, will not reignite. This product can also be used to reduce odors, such as those from decomposing garbage and for soil remediation following petroleum based contamination. The FR-15 product has been fully developed and tested by several municipal fire departments.

United Energy also produces a specialty chemical product which is a photosensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper.

In January 2001, the Company introduced a marine growth inhibitor at the National Boat Show at the Javits Center in New York City. The marine growth inhibitor, which the Company has named "Bye Bye Barnacles"(TM), is another in the Company's line of environmental products in that it is non-toxic and biodegradable, characteristics which the Company believes to be particularly appealing in fresh water marine applications, although the product has proven to be effective in both fresh and saltwater environments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of United Energy Corporation and its wholly-owned subsidiaries Nor-Graphic Industries and Green Globe Industries, Inc.. All intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company's primary source of revenue is from the sales of its products. The Company recognizes revenue upon shipment and transfer of title.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

INVENTORIES

Inventories consist principally of raw materials and are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures made to maintain the assets are expensed in the year incurred while expenditures for upgrades are capitalized and depreciated over their estimated useful lives. Depreciation of the computer equipment is computed on a straight-line basis over its estimated useful life of five years. All other equipment is depreciated on a straight-line basis over an estimated useful life of seven years. The leasehold improvements are amortized using the straight-line basis over the shorter of their estimated useful lives or the remaining term of the lease. Depreciation and amortization expense for the years ended March 31, 2001, 2000 and 1999 was $2,527, $4,009 and $7,434, respectively.

Property and equipment consists of the following at March 31, 2001 and 2000:

                                                               2001             2000
                                                             --------         --------
      Furniture and fixtures ........................        $ 18,707         $ 18,707
      Machinery and equipment .......................           5,597            5,597
      Leasehold improvement .........................           2,677            2,677
                                                             --------         --------
                                                               26,981           26,981
      Less- Accumulated depreciation and amortization         (19,847)         (17,320)
                                                             --------         --------
      Property and equipment, net ...................        $  7,134         $  9,661
                                                             ========         ========


PATENTS

The Company capitalizes legal costs incurred to obtain patents. Amortization begins when the patent is approved using the straight-line basis over the estimated useful life of 15 years.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Management has performed a review of all long-lived assets and has determined that no impairment of their carrying values has occurred as of March 31, 2001.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and the income tax bases of assets and liabilities existing at the balance sheet date using enacted tax rates in effect for the years in which the taxes are expected to be paid or recovered. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," and has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company follows SFAS No. 123 to account for stock-based compensation awards to nonemployees. Accordingly, compensation costs for stock option awards granted to nonemployees is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model.

PER SHARE DATA

During 1997, SFAS No. 128, "Earnings Per Share," was issued and became effective for the Company's March 31, 1998 financial statements. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The Company has no outstanding equity instruments that would be considered common stock equivalents under SFAS No. 128; therefore, there is no difference between basic and diluted per-share data.

CONCENTRATIONS OF RISK

      Accounts Receivable

      The Company has one customer which accounted for 94% and another customer which accounted for 42% of the total accounts receivable at March 31, 2001 and 2000, respectively. Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company does not believe that it is subject to any unusual risks, nor significant risks, in the normal course of business.

      Significant Customers

      The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2001, 2000 and 1999, are as follows:

                                                     2001         2000       1999
                                                     ----         ----       ----
       Customer A..............................        0%            0%        23%
       Customer B..............................       32            40         17
       Customer C..............................        0             0          2
       Customer D..............................       49             0          0

       Vendors

       The Company has one vendor, which accounts for over 37%, 31% and 89% of the Company's supplies purchases for the years ended March 31, 2001, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, inventory, and accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not enter into derivative instruments or engage in hedging activities as defined in SFAS No.
133. Accordingly, management has determined that adoption of this standard has had no impact on the Company's financial statements.

During March 2000, the FASB issued Interpretation No. 44, (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. Certain events as defined by FIN 44 may require earlier consideration if they occurred after December 14, 1998 or January 12, 2000, depending on the event, although no financial statement effect would be recognized until July 1, 2000. The effects of applying FIN 44 are recognized prospectively. The Company has reviewed its stock compensation events and believes FIN 44 has not had a material impact on its financial position or its results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition. In June 2000, the SEC issued SAB 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company believes that implementation of this SAB has not had any material changes on its financial position or its results of operations.

3. INVENTORY

Inventory consists of the following as of March 31, 2001 and 2000:

                                                 2001               2000
                                               --------           --------
      Paper ........................           $ 59,190           $507,987
      Blended chemical .............             59,955             76,601
      Film .........................                 --              5,040
      Other raw materials ..........              2,608              2,657
                                               --------           --------
      Total inventory ..............           $121,753           $592,285
                                               ========           ========


The inventory is valued at the lower of cost or market.

4. EXCLUSIVE DISTRIBUTION AGREEMENT

On September 22, 2000, the Company and Alameda Company ("Alameda") entered into an exclusive distribution agreement (the "Alameda Agreement"), whereby Alameda will purchase from the Company various products from the graphics arts division (meeting certain minimum purchase requirements and at guaranteed fixed prices as defined in the Alameda Agreement) through December 31, 2002, and distribute these products exclusively throughout the USA, Canada, Puerto Rico, Mexico, Central America, South America and the Caribbean.

No products were shipped and no revenue was recognized under the Alameda Agreement prior to October 2000.

5. REVOLVING LINE OF CREDIT

The revolving line of credit allows the Company to borrow up to $1,000,000 from Fleet Bank. Borrowings under the credit line bear interest at prime (8% at March 31, 2001). Interest is payable monthly. Borrowings under the line of credit must be reduced to zero for a period of 30 consecutive days in any 12-month period. Amounts outstanding under the line of credit are subject to repayment on demand at any time and for any reason and are secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment and a pledge of 750,000 shares of the Company's common stock which have been placed in escrow. The line is also secured by the personal guarantee of a shareholder of the Company. There were no amounts outstanding at March 31, 2001.

The line of credit is subject to certain covenants, including financial covenants to which the Company must adhere on a quarterly or annual basis. At March 31, 2001, the Company was not in compliance with the financial covenants. The bank provided the Company with a letter acknowledging the default of the covenants as of March 31, 2001. Although the bank has not exercised its rights to demand payment in full of the amounts due and owing at this time, which is $0, the bank reserves all of its rights and remedies at law, in equity, under the loan agreement, including the rights with respect to the collateral.

The company has continued to draw on the line subsequent to March 31, 2001.

6. RELATED PARTY PAYABLE

The Company had a loan payable to an individual who is a major shareholder. The loan payable as of March 31, 2001 and 2000 is $30,009 and $24,718, respectively. This note is unsecured, noninterest bearing and due upon demand. At March 31, 2001 and 2000, the Company was indebted to a separate shareholder for $350,000 for amounts to be issued as equity in the future. The amount has been shown as due to shareholder on the balance sheet.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company, in its normal course of business, is subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

In August 2000, one of the Company's customer commenced an action against the Company and its Green Globe subsidiary claiming damages from the faulty installation of a paint stripping system. The Company believed that they had substantial defenses in the case, however, in an attempt to minimize litigation costs they elected to mediate the case. This resulted in a settlement agreement pursuant to which the Company will pay the customer a total of $154,000 and legal fees for approximately $ 78,000. The settlement occurred in 2001 and the Company recorded all costs related to the settlement in the current year's financials under other income and expense.

During the year ended March 31, 2000, the Company reached a settlement with a former consultant of the Company, in reference to a lawsuit filed by the former consultant. The Company issued 45,000 shares of restricted common stock to this individual as settlement. These shares were recorded as issued on the date of the settlement at 70% of the then listed fair market value of the underlying unrestricted common stock. As such, the Company recognized approximately $50,000 of consulting expense, included in general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2000.

8. STOCKHOLDERS' EQUITY

During year ended March 31, 2000, the Company issued an aggregate of 149,000 shares of common stock in exchange for consulting services. These issuances were recorded as an increase to equity and consulting expense for the fair value of the shares of common stock on their respective grant dates. No shares were issued in the fiscal year ended March 31, 2001.

10. INCOME (LOSS) FROM DISCONTINUED OPERATIONS

On June 10, 1997, the Board of Directors of the Company decided to discontinue the operations of the equipment division and concentrate its efforts on the sale of proprietary products. The disposal was effected by discontinuing efforts associated with the equipment division. The equipment division generated general and administrative expenses of $35,333 during the year ended March 31, 1999, resulting in a loss from discontinued operations. The Company retains no assets, which were attributable to the equipment division and has incurred no additional expenses as a result of the discontinuation related to the division.

11.  INCOME TAXES

Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the company's assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, and differences between tax and book bases of assets and liabilities recorded in connection with the acquisitions. As of March 31, 2001, the Company had a net operating loss carryforward of approximately $2,700,000, which is available to reduce its future taxable income and expires at various dates through 2017. A full valuation allowance of approximately $1,080,000, has been established against the deferred tax assets due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

12. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company's total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2001, are as follows:

                                                    GRAPHIC           SPECIALTY
                                                     ARTS             CHEMICALS           CORPORATE              TOTAL
                                                     ----             ---------           ---------              -----
Revenues ...............................          $3,190,824          $ 292,091           $      --           $ 3,482,915
                                                  ==========          =========           =========           ===========
Gross profit ...........................          $1,027,922          $ 129,341           $      --           $ 1,157,263
General and administrative expenses ....             216,076            210,211             626,503             1,052,790
Depreciation and amortization ..........                  --             15,095               1,477                16,572
Interest expense (income) ..............              11,817                 --              (1,581)               10,236
Legal settlement .......................                  --                 --             231,981               231,981
                                                  ----------          ---------           ---------           -----------
Income (loss) from continuing operations          $  800,029          $ (95,965)          $(858,380)          $  (154,316)
                                                                      =========           =========           ===========

Accounts receivable ....................          $  928,135          $  42,298           $      --           $   970,433
Inventory ..............................              59,190             62,563                  --               121,753
Fixed assets ...........................                  --                 --               7,134                 7,134
Goodwill ...............................                  --             74,588                  --                74,588
Patent .................................                  --            139,511                  --               139,511
Other assets ...........................                  --                 --              98,280                98,280
                                                  ----------          ---------           ---------           -----------
Total assets ...........................          $  987,325          $ 318,960             105,414           $ 1,411,699
                                                  ==========          =========           =========           ===========

The Company's total revenues and loss from operations and identifiable assets by segment for the year ended March 31, 2000, are as follows:

                                                   GRAPHIC           SPECIALTY
                                                     ARTS             CHEMICALS           CORPORATE              TOTAL
                                                     ----             ---------           ---------              -----
Revenues ...............................          $1,970,701          $ 614,855           $      --           $2,585,556
                                                  ==========          =========           =========           ==========
Gross profit ...........................          $  958,538          $ 258,291           $      --           $1,216,829
General and administrative expenses ....             224,723            366,871             459,901            1,051,495
Depreciation and amortization ..........                  --             15,704               1,761               17,465
Interest expense (income) ..............              12,452                 --             (10,028)               2,424
                                                  ----------          ---------           ---------           ----------
Income (loss) from continuing operations          $  721,363          $(124,284)          $(451,634)          $  145,445
                                                  ==========          =========           =========           ==========
Accounts receivable ....................          $  303,104          $ 142,845           $      --           $  445,949
Inventory ..............................             548,797             43,488                  --              592,285
Fixed assets ...........................                  --                 --               9,661                9,661
Goodwill ...............................                  --             78,566                  --               78,566
Patent .................................                  --            140,789                  --              140,789
Other assets ...........................                  --                 --              47,593               47,593
                                                  ----------          ---------           ---------           ----------
Total assets ...........................          $  851,901          $ 405,688           $  57,254           $1,314,843
                                                  ==========          =========           =========           ==========

The Company's total revenues and loss from operations by segment for the year ended March 31, 1999, are as follows:

                                        GRAPHIC          SPECIALTY
                                         ARTS            CHEMICALS           CORPORATE             TOTAL
                                         ----            ---------           ---------             -----
Revenues ....................          $890,458          $ 301,125           $      --           $ 1,191,583
                                       ========          =========           =========           ===========
Gross profit ................          $ 59,602          $  16,202           $      --           $    75,804
General and administrative ..            43,547            215,043             515,466               774,056
Depreciation and amortization                --              5,336               2,098                 7,434
Interest expense ............             1,368                 --              (4,770)               (3,402)
                                       --------          ---------           ---------           -----------
Income (loss) from continuing
  operations ................          $ 14,687          $(204,177)          $(512,794)          $  (702,284)
                                       ========          =========           =========           ===========

13.  SEC REGISTRATION EXPENSES

During the year ended March 31, 2001, the Company incurred additional accounting fees and filing costs in connection with the preparation and filing of the Company's Form 10 Registration Statement with the Securities and Exchange Commission. The Form 10 was filed by the Company in order for it to become a reporting company under the Securities Exchange Act of 1934. These costs were approximately $100,000 to $120,000 and have been included in General and Administrative expenses.

SCHEDULE II

                           UNITED ENERGY CORPORATION
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT       CHARGED
                                             BEGINNING        TO COSTS AND                             BALANCE AT
                                             OF YEAR          EXPENSES            DEDUCTIONS           END OF YEAR
                                             ----------       ------------        -----------          -----------
For the fiscal year ended March 31, 2001:
  Allowance for doubtful accounts .......    $18,260             $53,396             $ --                $71,656
                                             -------             -------             ----                -------
For the fiscal year ended March 31, 2000:
  Allowance for doubtful accounts .......    $18,260             $ --                $ --                $18,260
                                             -------             -------             ----                -------
For the fiscal year ended March 31, 1999:
  Allowance for doubtful accounts .......    $18,260             $ --                $ --                $18,260
                                             -------             -------             ----                -------