Form 10-Q
period 2001-06-30
UNITED ENERGY CORP /NV/
filed 2001-08-14
CIK 1116734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
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

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

            Class                         Outstanding as of August 14, 2001
------------------------------            -----------------------------------

      Common Stock, $.01 par value                    16,080,270 shares

                                      INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
            (Unaudited)

            Consolidated balance sheets
            June 30, 2001 (unaudited) and March 31, 2001....................   3

            Consolidated statements of operations for the three months
            ended June 30, 2001 (unaudited) and 2000 (unaudited)............   4

            Consolidated statements of cash flows for the three months
            ended June 30, 2001 (unaudited) and 2000 (unaudited)............   5

            Notes to consolidated financial statements
            June 30, 2001..................................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....   12

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................   12

Item 2.     Changes in Securities and Use of Proceeds......................   12

Item 3.     Defaults upon Senior Securities................................   12

Item 4.     Submission of Matters to a Vote of Security Holders............   12

Item 5.     Other Information..............................................   12

Item 6.     Exhibits and Reports on Form 8-K...............................   12


Signatures.................................................................   13

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 (Unaudited)
AND MARCH 31, 2001


                                                                                       June 30,            March 31,
                                                                                         2001                2001
                                                                                     -----------         -----------
                                                                                     (Unaudited)
                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    75,689         $    96,695
   Accounts receivable, net of allowance for doubtful accounts
     of $41,465 and $71,656, respectively                                              1,057,602             970,433
   Inventory                                                                             103,169             121,753
   Prepaid expenses                                                                       38,150                --
                                                                                     -----------         -----------
            Total current assets                                                       1,274,610           1,188,881

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $20,335 and $19,848, respectively                                       6,647               7,134

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $12,930 and
     $11,935, respectively                                                                73,593              74,588
   Patent, net of accumulated amortization of $22,197 and
     $19,545, respectively                                                               136,859             139,511
   Other assets                                                                            1,385               1,585
                                                                                     -----------         -----------
            Total assets                                                             $ 1,493,094         $ 1,411,699
                                                                                     ===========         ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                             $   557,958         $   636,754
   Accounts payable to shareholders                                                         --               350,000
   Related party loans payable                                                            30,009              30,009
   Short-term bank loan and revolving line of credit                                     100,000                --
                                                                                     -----------         -----------
            Total current liabilities                                                    687,967           1,016,763
                                                                                     -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par value, 16,080,270 and 15,830,270 shares issued and outstanding as of
    June 30 and March 31, 2001,respectively                                              160,802             158,302
   Additional paid-in capital                                                          2,662,592           2,315,092
   Stock subscription receivable                                                         (25,000)            (25,000)
   Accumulated deficit                                                                (1,993,267)         (2,053,458)
                                                                                     -----------         -----------
            Total stockholders' equity                                                   805,127             394,936
                                                                                     -----------         -----------
            Total liabilities and stockholders' equity                               $ 1,493,094         $ 1,411,699
                                                                                     ===========         ===========


The accompanying notes are an integral part of these consolidated balance sheets.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
JUNE 30, 2001 (Unaudited) AND 2000 (Unaudited)


                                                                  For the Three Months
                                                                     Ended June 30,
                                                                2001                 2000
                                                            ------------         ------------
                                                                       (Unaudited)
REVENUES, net                                               $    589,692         $    836,332

COST OF GOODS SOLD                                               329,277              546,330
                                                            ------------         ------------
                 Gross profit                                    260,415              290,002
                                                            ------------         ------------

OPERATING EXPENSES:
    General and administrative                                   195,303              303,344
    Depreciation and amortization                                  4,134                4,385
                                                            ------------         ------------
                 Total operating expenses                        199,437              307,729
                                                            ------------         ------------
                 Income from operations                           60,978              (17,727)
                                                            ------------         ------------

OTHER (EXPENSE) INCOME, net:
    Interest income                                                  582                 --
    Interest expense                                              (1,369)                (934)
                                                            ------------         ------------
Total other expense, net                                            (787)                (934)
                                                            ------------         ------------
                 Net income                                 $     60,191         $    (18,661)
                                                            ============         ============


BASIC AND DILUTED INCOME
    PER SHARE                                               $       0.00         $       0.00
                                                            ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic
    and diluted                                               15,841,259           15,830,270
                                                            ============         ============


The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
JUNE 30, 2001 (Unaudited) AND 2000 (Unaudited)


                                                                          For the Three Months
                                                                             Ended June 30,
                                                                       ---------------------------
                                                                         2001              2000
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  60,191         $ (18,661)
   Adjustments to reconcile net income to net cash used in
     operating activities-
     Depreciation and amortization                                         4,134             4,385
   Changes in operating assets and liabilities-
     (Increase) decrease in accounts receivable, net                     (87,169)          172,175
     Decrease (increase) in inventory                                     18,584          (209,887)
     Increase in prepaid expenses                                        (38,150)             (251)
     Decrease in other assets                                                200               200
     Decrease in accounts payable and accrued
       expenses                                                          (78,796)          (84,027)
                                                                       ---------         ---------
            Net cash used in operating activities                       (121,006)         (136,066)
                                                                       ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on line of credit                                            100,000           160,000
   Payments on bank loan                                                    --              (1,738)
                                                                       ---------         ---------
            Net cash provided by financing activities                    100,000           158,262
                                                                       ---------         ---------
            Net increase (decrease)in cash and cash equivalents          (21,006)           22,196

CASH AND CASH EQUIVALENTS, beginning of period                            96,695            46,008
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                               $  75,689         $  68,204
                                                                       =========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
     Interest                                                          $   1,449         $     174
                                                                       =========         =========

     Income taxes                                                      $     720         $     720

     Conversion of Accounts payable to shareholders                    ---------         ---------
     to common stock                                                   $350,000              -
                                                                       =========         =========


The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2001 (unaudited) and March 31, 2001 and the results of its operations for the three months ended June 30, 2001 (unaudited) and 2000 (unaudited) and cash flows for the three months ended June 30, 2001 and 2000. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-months ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2002.

     The consolidated balance sheet as of March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2001.

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

5. SEGMENT INFORMATION

     Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months ended June 30, 2001 and 2000:

     The Company's total revenues, net loss and identifiable assets by segment for the three months ended June 30, 2001 (unaudited), are as follows:


                                       Graphic         Specialty
                                        Arts           Chemicals          Corporate            Total
                                     ----------        ----------         ----------         ----------
Revenues                             $  516,558        $   73,134         $     --           $  589,692
                                     ==========        ==========         ==========         ==========

Gross profit                         $  225,408        $   35,007         $     --           $  260,415

General and administrative               53,658            36,510            105,135            195,303
Depreciation and amortization              --               4,053                 81              4,134
Interest expense/net                      1,369              --                 (582)               787
                                     ----------        ----------         ----------         ----------
            Net income/(loss)        $  170,381        $   (5,556)        $ (104,634)        $   60,191
                                     ==========        ==========         ==========         ==========


Cash                                 $     --                --           $   75,689         $   75,689
Accounts receivable, net              1,033,307            24,295               --            1,057,602
Inventory                                57,067            46,102               --              103,169
Prepaid Expenses                           --              37,950                200             38,150
Fixed assets, net                          --                --                6,647              6,647
Goodwill, net                              --              73,593               --               73,593
Patent, net                                --             136,859               --              136,859
Other assets                               --                --                1,385              1,385
                                     ----------        ----------         ----------         ----------
              Total assets           $1,090,374        $  318,799         $   83,921         $1,493,094
                                     ==========        ==========         ==========         ==========

UNITED ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000 (Unaudited)
AND MARCH 31, 2001




The Company's total revenues and net income by segment for the three months ended June 30, 2000 (unaudited) are as follows:


                                      Graphic        Specialty
                                       Arts           Chemicals         Corporate           Total
                                     ---------        ---------         ---------         ---------
Revenues                             $ 802,517        $  33,815         $    --           $ 836,332
                                     =========        =========         =========         =========

Gross profit                         $ 281,504        $   8,498         $    --           $ 290,002

General and administrative              98,106           32,711           172,527           303,344
Depreciation and amortization             --              3,868               517             4,385
Interest expense/ net                      934             --                --                 934
                                     ---------        ---------         ---------         ---------
  Net income/(loss)                  $ 182,464        $ (28,081)        $(173,044)        $ (18,661)
                                     =========        =========         =========         =========


6. NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective April 1, 2002 will have on its results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      United Energy considers its primary focus to be the development, manufacture and sale of environmentally safe specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R) oil and gas well cleaning product.

      KH-30(R) is an environmentally-safe, non-petroleum based product that is non-toxic and will biodegrade. KH-30(R) has a period of operational effectiveness in an oil or gas well that usually lasts between 60-90 days before retreatment is required. Moreover, the use of KH-30(R) in the well has additional beneficial effects "downstream" resulting in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. This product has yet to achieve any significant market penetration.

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

      The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company.

      In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A.


                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

      REVENUES.    Revenues for the first three months of fiscal 2002 were
$589,692, a $246,640, or 29% decrease, from revenues of $836,332 in the first three months of fiscal 2001. The decrease in revenues was primarily due to a temporary decline in UNIPROOF(R) sales as the Alameda Company adjusts its marketing program to accommodate the purchase and sale requirements under their contract with us.

      COST OF GOODS SOLD.    Cost of goods sold decreased to $329,277 or 56% of
sales, for the three months ended June 30, 2001 from $546,330 or 65% of sales, for the three months ended June 30, 2000. The decrease was primarily due to lower production of UNIPROOF(R) proofing paper as the sales of UNIPROOF(R) paper were temporarily decreased.

      GROSS PROFIT.    Gross profit for the three months ended June 30, 2001 was
$260,415, a $29,587 or 10% decrease from $290,002 in the corresponding period of fiscal 2001. This decrease was primarily attributable to decreased UNIPROOF(R) sales.

                          OPERATING COSTS AND EXPENSES


      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $195,303, or 33% of revenues for the three months ended June 30, 2001 from $303,344, or 36% of revenues for the three months ended June 30, 2000.

      INTEREST EXPENSE, NET OF INTEREST INCOME. The Company had net interest expense of $787 for the three months ended June 30 of 2001 compared with net interest expense of $934 in the corresponding 2000 period.

      NET INCOME (LOSS). The three months ended June 30, 2001 resulted in net income of $60,191, or 10% of revenues, as compared to a net loss of $18,661 for the three months ended June 30, 2000. The income in the 2001 period is primarily the result of lower general and administrative expenses.

      LIQUIDITY AND CAPITAL RESOURCES.    As of June 30, 2001 we had $75,689 in
cash, accounts receivable of $1,057,602 and inventory of $103,169. As of March 31, 2001, we had $96,695 in cash, accounts receivable of $970,433 and inventories of $121,753.

      NET CASH USED IN OPERATING ACTIVITIES.    Net cash used in operating
activities was $121,006 in the three months ended June 30, 2001, a decrease of $15,060 from the $136,066 used in the same period of the prior year.

      CASH PROVIDED BY FINANCING ACTIVITIES.    Net cash provided by financing
activities decreased to $100,000 for the three months ended June 30, 2001 from $158,262 for the period ended June 30, 2000, a net decrease of $58,262.

      Inventories at March 31, 2001 were $121,753 and decreased to $103,169 at June 30, 2001, a decrease of $81,584. The lower inventory from prior periods is due to the fact that we now ship most of our UNIPROOF(R) as soon as it is produced.

      Capital expenditures were negligible during the three months ended June 30, 2001 and during the corresponding period of 2000. The Company has no material commitments for future capital expenditures.

      In June 2000, the Company closed on an agreement for a $1.0 million revolving credit facility with Fleet Bank, N.A. The credit line, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal 2% plus the bank's prime rate. As of June 30, 2001, $100,000 was outstanding under the credit line. The credit line is further secured by a pledge of 750,000 shares of the Company's common stock held in treasury and by the guarantee of a shareholder of the Company.

      United Energy believes that its existing cash and credit facility will be sufficient to enable it to meet its future capital needs for at least the next twelve months.

      NEW ACCOUNTING PRONOUNCEMENT.    In July 2001, the FASB issued SFAS No.
141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective April 1, 2002 will have on its results of operations and financial position.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 27, 2001, the Company issued 250,000 shares of its common stock to an entity with which it had previously agreed to purchase such shares for a total of $350,000. The proceeds from the sale had been received in fiscal 2000 and were used for general corporate purposes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 2001.

ITEM 5.     OTHER INFORMATION    None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits. None.

            (b)   Reports on Form 8-K. None.

                               United Energy Corp.
                                    FORM 10-Q
                                  June 30, 2001



                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            UNITED ENERGY CORPORATION



            Dated:      August 13, 2001


            By:     \s\  Robert Seaman
                    ----------------------------

                    Robert L. Seaman,
                    Executive Vice President and Principal Financial Officer