Form 10-Q
period 2001-09-30
UNITED ENERGY CORP /NV/
filed 2001-11-14
CIK 1116734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No. )

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

                               UNITED ENERGY CORP.

                  Class                     Outstanding as of November 1, 2001
       Common Stock, $.01 par value                 16,080,270 shares

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated balance sheets
           September 30, 2001 (Unaudited) and March 31, 2001 (Revised)......   3

           Consolidated statements of operations for the three
           months and six months ended September 30, 2001 (unaudited)
           (Revised) and 2000 (unaudited) (Revised);........................   4

           Consolidated statements of cash flows for the
           six months ended September 30, 2001 (Revised) (unaudited) and
           2000 (unaudited) (Revised) ......................................   5

           Notes to consolidated financial statements
           September 30, 2001...............................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................  13

Item 2.    Changes in Securities and Use of Proceeds........................  13

Item 3.    Defaults upon Senior Securities..................................  13

Item 4.    Submission of Matters to a Vote of Security Holders..............  13

Item 5.    Other information ...............................................  13

Item 6.    Exhibits and Reports on Form 8-K.................................  14


Signatures .................................................................  15

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2001 (Unaudited) AND MARCH 31, 2001 (Revised)


                                                                             September 30,       March 31,
                                                                                 2001               2001
                                                                              -----------       -----------
                           ASSETS                                             (Unaudited)         (Revised)
CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $   118,295       $    96,695
   Accounts receivable, net of allowance for doubtful accounts
     of $10,885 and $71,656, respectively .................................       467,937           970,433
   Inventory ..............................................................       138,528           121,753
   Prepaid expenses .......................................................        31,934                --
                                                                              -----------       -----------
            Total current assets ..........................................       756,694         1,188,881

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $21,268 and $19,847, respectively ......................        14,464             7,134
OTHER ASSETS:
   Goodwill, net of accumulated amortization of $13,924 and
     $11,935, respectively ................................................        72,599            74,588
   Patent, net of accumulated amortization of $24,849 and
     $19,545, respectively ................................................       134,207           139,511
   Other assets ...........................................................         1,385             1,585
                                                                              -----------       -----------
            Total assets ..................................................   $   979,349       $ 1,411,699
                                                                              ===========       ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..................................   $   321,201       $   636,754
   Accounts payable to shareholders .......................................            --           350,000
   Related party loans payable ............................................        78,392            30,009
   Short-term bank loan and revolving line of credit ......................       100,000                --
                                                                              -----------       -----------
            Total current liabilities .....................................       499,593         1,016,763
                                                                              -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par value, 16,080,270 and 15,830,270 shares issued and outstanding as of
     September 30 and March 31, 2001, respectively ........................       160,802           158,302
   Additional paid-in capital .............................................     4,514,552         4,042,052
   Stock subscription receivable ..........................................       (25,000)          (25,000)
   Accumulated deficit ....................................................    (4,170,598)       (3,780,418)
                                                                              -----------       -----------
            Total stockholders' equity ....................................       479,756           394,936
                                                                              -----------       -----------
            Total liabilities and stockholders' equity ....................   $   979,349       $ 1,411,699
                                                                              ===========       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000 (Unaudited)

                                                   For the Three Months                     For the Six Months
                                                    Ended September 30,                     Ended September 30,
                                                  2001                2000               2001                 2000
                                             ------------        ------------        ------------        ------------
                                                                   (Revised)          (Revised)            (Revised)
                                                       (Unaudited)                              (Unaudited)
REVENUES, net                                $     92,595        $    736,763        $    682,287        $  1,573,095

COST OF GOODS SOLD                                 21,640             524,896             350,917           1,071,226
                                             ------------        ------------        ------------        ------------
           Gross profit                            70,955             211,867             331,370             501,869
                                             ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  General and administrative                      390,525             158,053             585,828             461,397
  Executive services contributed
  by management                                    62,500              62,500             125,000             125,000
  Depreciation and amortization                     4,579               4,385               8,713               8,770
                                             ------------        ------------        ------------        ------------
           Total operating expenses               457,604             224,938             719,541             595,167
                                             ------------        ------------        ------------        ------------
           Loss from operations                   386,649              13,071             388,171              93,298
                                             ------------        ------------        ------------        ------------

OTHER (EXPENSE) INCOME, net:
    Interest income                                   437                  --               1,019                  --
    Interest expense                               (1,659)             (3,995)             (3,028)             (4,929)
                                             ------------        ------------        ------------        ------------
           Total other expense, net                (1,222)             (3,995)             (2,009)             (4,929)
                                             ------------        ------------        ------------        ------------
        Net loss                             $    387,871        $     17,066        $    390,180        $     98,227
                                             ============        ============        ============        ============

BASIC AND DILUTED LOSS
    PER SHARE                                $       0.02        $       0.00        $       0.02        $       0.01
                                             ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING,
 basic and diluted                             16,080,270          15,830,270          15,961,418          15,830,270
                                             ============        ============        ============        ============

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 31, 2001 AND 2000 (Unaudited)

                                                                         For the Six Months
                                                                         Ended September 30,
                                                                     --------------------------
                                                                         2001            2000
                                                                      (Revised)        (Revised)
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................   $(390,180)       $ (98,227)
   Adjustments to reconcile net income to net cash used in
     operating activities-
     Depreciation and amortization ...............................       8,713            8,770
     Executive services contributed by management ................     125,000          125,000
   Changes in operating assets and liabilities-
     Decrease in accounts receivable, net ........................     502,496           78,852
     Increase in inventory .......................................     (16,775)        (140,316)
     Increase in prepaid expenses ................................     (31,934)            (200)
     Decrease in other assets ....................................         200              201
     Decrease in accounts payable and accrued expenses ...........    (315,553)        (125,815)
                                                                     ---------        ---------
            Net cash used in operating activities ................    (118,033)        (151,735)
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed asset acquisitions ......................................      (8,750)              --
                                                                     ---------        ---------
            Net cash used in investing activities ................      (8,750)              --
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on line of credit ....................................     100,000          160,000
   Payments on bank loan .........................................          --           (3,475)
   Proceeds from loans payable to related party ..................      48,383               --
                                                                     ---------        ---------
            Net cash provided by financing activities ............     148,383          156,525
                                                                     ---------        ---------
            Net increase in cash and cash equivalents ............      21,600            4,790

CASH AND CASH EQUIVALENTS, beginning of period ...................      96,695           46,008
                                                                     ---------        ---------

CASH AND CASH EQUIVALENTS, end of period .........................   $ 118,295        $  50,798
                                                                     =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
     Interest ....................................................   $   3,240        $   3,682
                                                                     =========        =========

     Income taxes ................................................   $     720        $     720
                                                                     =========        =========

The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2001 and March 31, 2001 and the results of its operations for the three months and the six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000. All such adjustments are of normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and for the six-month periods ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2002.

     The consolidated balance sheet as of March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration statement on Form 10 filed with the Securities and Exchange Commission on June 20, 2001.


2.  NET LOSS PER SHARE OF COMMON STOCK

     The Company computes net loss per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities.

3. STOCK OPTION PLAN

     On August 22, 2001, the Company's shareholders approved the 2001 Equity Incentive Plan (the "2001 Plan"). Under the 2001 Plan, the Company is authorized to grant stock options, the exercise of which would allow up to an aggregate of 2,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs") or Nonstatutory Stock Options ("NSOs"). ISOs and NSOs are to be granted in terms not to exceed ten years. The exercise price of the ISOs will be no less than the market price of the Company's common stock on the date of grant.

     The Company has no options outstanding.

4. EXCLUSIVE DISTRIBUTION AGREEMENT

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


6. SEGMENT INFORMATION

     Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three and Six months ended September 30, 2001 and 2000:

     The Company's total revenues, net loss and identifiable assets by segment for the three months ended September 30, 2001, are as follows:

                                         Graphic          Specialty
                                           Arts           Chemicals         Corporate           Total
                                        ---------         ---------         ---------         ---------
Revenues                                $   2,964         $  89,631         $      --         $  92,595
                                        =========         =========         =========         =========

Gross profit                            $   1,148         $  69,807         $      --         $  70,955

General and administrative                 51,691           128,101           210,733           390,525
Executive services                             --                --            62,500            62,500
Depreciation and amortization                  --             4,498                81             4,579
Interest expense                            1,659                --              (437)            1,222
                                        ---------         ---------         ---------         ---------
      Net (loss)                        $ (52,202)        $ (62,792)        $(272,877)        $(387,871)
                                        =========         =========         =========         =========

Cash                                    $      --                --         $ 118,295         $ 118,295
Accounts receivable, net                  417,022            50,915                --           467,937
Inventory                                  57,068            81,460                --           138,528
Prepaid Expenses                               --            31,734               200            31,934
Fixed assets, net                              --                --            14,464            14,464
Goodwill, net                                  --            72,599                --            72,599
Patent, net                                    --           134,207                --           134,207
Other assets                                   --                --             1,385             1,385
                                        ---------         ---------         ---------         ---------
      Total assets                      $ 474,090         $ 370,915         $ 134,344         $ 979,349
                                        =========         =========         =========         =========

The Company's total revenues and net income by segment for the six months ended September 30, 2001 (Revised), are as follows:

                                  Graphic   Specialty
                                   Arts     Chemicals    Corporate      Total
                                ---------   ---------    ---------    ---------

Revenues                        $ 519,522   $ 162,765    $      --    $ 682,287
                                =========   =========    =========    =========

Gross profit                    $ 226,556   $ 104,814    $      --    $ 331,370

General and administrative        105,349     164,611      315,868      585,828
Executive services                     --          --      125,000      125,000
Depreciation and amortization          --       8,551          162        8,713
Interest expense                    3,028          --       (1,019)       2,009
                                ---------   ---------    ---------    ---------
  Net income/(loss)             $ 118,179   $ (68,348)   $(440,011)   $(390,180)
                                =========   =========    =========    =========

The Company's total revenues and net loss by segment for the three months ended September 30, 2000 (Revised), are as follows:

                                  Graphic    Specialty
                                    Arts     Chemicals   Corporate      Total
                                 ---------   ---------   ---------    ---------

Revenues                         $ 644,058   $  92,705   $      --    $ 736,763
                                 =========   =========   =========    =========

Gross profit                     $ 171,791      40,076   $      --    $ 211,867

General and administrative          31,172      28,852      98,029      158,053
Executive services                      --          --      62,500       62,500
Depreciation and amortization           --       4,020         365        4,385
Interest expense                     3,995          --          --        3,995
                                 ---------   ---------   ---------    ---------
  Net income / (loss)            $ 136,624   $   7,204   $(160,894)   $ (17,066)
                                 =========   =========   =========    =========

The Company's total revenues and net income by segment for the six months ended September 30, 2000 (Revised), are as follows:

                                  Graphic      Specialty
                                    Arts       Chemicals      Corporate         Total
                                -----------   -----------    -----------    -----------
Revenues                        $ 1,446,575   $   126,520    $        --    $ 1,573,095
                                ===========   ===========    ===========    ===========

Gross profit                    $   453,295   $    48,574    $        --    $   501,869

General and administrative          129,278        61,563        270,556        461,397
Executive services                       --            --        125,000        125,000
Depreciation and amortization            --         7,888            882          8,770
Interest expense                      4,929            --             --          4,929
                                -----------   -----------    -----------    -----------
  Net Income / (loss)           $   319,088   $   (20,877)   $  (396,438)   $   (98,227)
                                ===========   ===========    ===========    ===========

7. New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 31, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We do not anticipate that it will have a material impact on the Company's financial results.

8. REVISION OF CONSOLIDATED FINANCIAL STATEMENTS

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company recorded compensation for the executives' services that were contributed by management in the amount of $250,000 for each fiscal year (or $62,500 for each fiscal quarter) commencing in 1996. Previously, no compensation expense was reflected, as none was paid. Generally Accepted Accounting Principles require that the fair value of these services be reflected as an expense with the offset reflected in additional paid-in-capital. Such expense has now been reflected retroactively to 1996.

     Accordingly, the March 31, 2001 Consolidated Balance Sheet has been revised for the above. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 2000 and 1999, amounting to $48,210 and $103,750, respectively. The Company recorded a $325,000 gain for the fair value of the receipt of 400,000 shares of the Company's stock received in connection with the settlement of claims arising in the discontinuance of the equipment division in fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996, for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the accumulated deficit balance of March 31, 2001 on the Consolidated Balance Sheets. None of the above impacted working capital or total stockholders' equity at March 31, 2001.

     Accordingly, the Consolidated Statement of Operations for the three and six months ended September 30, 2000 and the six months ended September 30, 2001 has been revised for the effect of the $62,500 executive services contributed by management in each quarter. The above resulted in losses per share of $.00 and $.01 for the three and six months ended September 30, 2000 and $.02 for the six months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are: potential marketplace or technology changes, rendering existing products and services obsolete, changes in or the lack of anticipated changes in the regulatory environment in various countries, including potential legislation increasing our exposure to content distribution and intellectual property liability and changes in customer purchasing policies and practices.

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

     The Company introduced its UNIPROOF(R) proofing paper in June of 1999. By March of 2000, sales of the product had increased to more than $200,000 per month and amounted to a total of $1,724,695 during the fiscal year ended March 31, 2000. Sales of UNIPROOF(R) for the fiscal year ended March 31, 2001 totaled $2,921,345. UNIPROOF(R) sales for the six months ended Septenber 30, 2001 were $496,567.

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

     On September 22, 2000 the Company entered into an agreement with the Alameda Company of Anaheim California which grants Alameda exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for UNIPROOF(R) proofing paper. As part of the arrangement Alameda bought all existing UNIPROOF(R) inventory for $798,100. The Company has turned over to Alameda all existing customers within the above territory.

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in
2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to our report on Form 10-Q for the quarter ended September 30, 2000.


                              RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues Revenues for the second quarter of fiscal 2002 were $92,595, a $644,168 or 87% decrease from revenues of $736,763 in the second quarter of fiscal 2001. The decrease in revenues was primarily due to a decrease in UNIPROOF(R) sales.

     Cost of Goods Sold Cost of goods sold decreased to $21,640 or 23% of revenues, for the quarter ended September 30, 2001 from $524,896 or 71% of sales, for the quarter ended September 30, 2000. The numerical and percentage decreases were primarily due to decreased production of UNIPROOF(R) proofing paper, which has a lower profit margin.

     Gross Profit. Gross profit for the September 30 quarter of fiscal year 2002 was $70,955, a $140,912 or 67% decrease from $211,867 in the corresponding period of fiscal 2001. This 67% decrease was primarily attributable to decreased sales of UNIPROOF(R) proofing paper.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $390,525, or 422% of revenues for the quarter ended September 30, 2001 from $158,053, or 21% of revenues for the quarter ended September 30, 2000. The increases in the 2001 period were the result of a number of small expenses which aggregated in the second quarter, expenses related to the annual meeting of shareholders, the continuing expense of SEC reporting and an unusual expense related to the commencement of an evaluation and advertising program for the Company's marine repellant products, compounded in percentage terms by the very low revenue in the quarter

     Executive Services Contributed by Management

     Senior Executives of the Company contributed $62,500 of services in the quarters ended September 30, 2000 and 2001 which was recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had net interest expense of $1,222 for the quarter ended September 30, 2001 compared with net interest expense of $3,995 in the corresponding 2000 period. The decrease was the result of lower borrowings under the credit line obtained in June 2000 which were offset by funds on deposit.

     Net Loss. For the quarter ended September 30, 2001, our net loss was $387,871, compared to a loss of $17,066 for the quarter ended September 30, 2000. The increased loss of $370,805 was almost totally attributable to the lack of UNIPROOF(R) sales. UNIPROOF(R) sales are expected to improve significantly during the remainder of the fiscal year.

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues Revenues for the first six months of fiscal 2002 were $682,287, a $890,808 or 57% decrease from revenues of $1,573,095 in the first six months of fiscal 2001. The decrease in revenues was primarily due to a decrease in UNIPROOF(R) sales.

     Cost of Goods. Sold Cost of goods sold decreased to $350,917 or 51% of sales, for the six months ended September 30, 2001 from $1,071,226 or 68% of sales, for the six months ended September 30, 2000. The numerical and percentage decreases were primarily due to decreased production of UNIPROOF(R) proofing paper which has a lower profit margin.

     Gross Profit. Gross profit for the first six months of fiscal year 2002 was $331,370 a $170,499, or 34% decrease from $501,869 in the corresponding period of fiscal 2001. This decrease was primarily attributable to decreased UNIPROOF(R) sales.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $585,828, or 86% of revenues for the six months ended September 30, 2001 from $461,397, or 29% of revenues for the six months ended September 30, 2000. The increases were almost entirely the result of the higher expenses in the second quarter, compounded by lower revenues.

     Executive Services Contributed By Management

     During the six month periods ended September 30, 2000 and 2001, senior executives of the Company contributed services valued at $125,000 which was recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had net interest expense of $2,009 for the first six months ended September 30, 2001 compared with interest expense of $4,929 in the corresponding 2000 period. The change was due to lower borrowings under the Company's credit line.

     Net Loss. For the six months ended September 30, 2001, our net loss was $390,180 as compared to a net loss of $98,227 for the six months ended September 30, 2000. The greater net loss is primarily the result of lower UNIPROOF(R) sales and higher general and administrative expenses in the second quarter.

     Liquidity And Capital Resources. Historically, the Company has financed its operations through equity contributions from principals and from third parties supplemented by funds generated from its business. As of March 31, 2001, we had $96,695 in cash, accounts receivable of $970,433 and inventories of $121,753. As of September 30, 2001 we had $118,295 in cash, accounts receivable of $467,937 and inventory of $138,528. The high receivables and low inventory figures at March 31, 2001 reflect the delivery of a substantial amount of UNIPROOF(R) to the Alameda Company just before fiscal year end. The declines from March 31 through September 30 are primarily the result of the decline in UNIPROOF(R) sales and the decision not to resume production until the Alameda Company committed to take more product.

     Cash used in Operating Activities. Cash used in operating activities was $118,033 for the six month period ended September 31, 2001 compared to $151,735 for the year earlier period.

     Cash Provided by Financing Activities. Cash provided by financing activities decreased to $148,383 for the six month period ended September 30, 2001 from $156,525 for the period ended September 30, 2000, a net decrease of $8,142.

     Inventories at March 31, 2001 were $121,753, and increased to $138,528 at September 30, 2001 due primarilly to lower UNIPROOOF(R) sales.

     Accounts receivable decreased from $970,433 on March 31, 2001 to $467,937 on September 30, 2001.

     Capital expenditures were negligible during the six months ended September 30, 2001 and during the corresponding period of 2000. United Energy has no material commitments for future capital expenditures.

     In June 2000, the Company obtained a $1.0 million revolving credit facility with Fleet Bank, N.A. The credit line, which is collaterialized by substantially all of the assets of the Company, accrues interest at a rate equal to the prime rate. As of September 30, 2001, $100,000 was outstanding under the credit line, the same amount as at June 30, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 26, 2001, the Company issued 250,000 shares of the Company's common stock to complete financing transactions entered into during fiscal 2000. The funds from the sale of the shares when received were used for general corporate purposes and were initially carried on the books of the Company as a loan. The loan was converted to equity when the shares were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on August 22, 2001 shareholders voted to elect the five individuals who had been nominated by the company to serve as directors by the votes set forth below:

                                                            Authority
                                            For             Withheld
                                            ---             --------

1. Reginald L. Babcock                  15,048,966          133,650
2. Martin Rappaport                     15,048,966          133,650
3. Robert L. Seaman                     15,075,666          106,950
4. Thomas F. Spencer                    15,050,966          131,650
5. Ronald Wilen                         15,073,666          108,950

     The Company's shareholders also approved a proposed amendment to the Articles of Incorporation to limit the liability of the Company's directors pursuant to state law. The vote approving this item was 14,603,562 votes in favor and 350,459 votes against, with 228,595 abstentions.

     The Company's shareholders also approved the United Energy Corporation 2001 Equity Incentive Plan. The vote approving this proposal was 8,700,775 votes in favor and 789,079 votes against, with 10,342 abstentions.

     The Company's shareholders also ratified the Board of Directors' selection of Arthur Andersen, LLP to serve as the Company's independent auditors for fiscal year 2002. The vote ratifying such selection was 14,773,531 votes in favor and 407,075 votes against, with 2010 abstentions.

ITEM 5. OTHER INFORMATION

     (1) Stock Option Plan

     On August 22, 2001 the Company's Shareholders approved the 2001 Equity Incentive Plan (the "2001 Plan"). Under the 2001 Plan, the Company is authorized to grant stock options, the exercise of which would allow up to an aggregate of 2,000,000 shares of the Company's common stock to be acquired by the holders of such awards. The awards can take the form of Incentive Stock Options ("ISOs") or Nonstatutory Stock Options ("NSOs"). ISOs and NSOs are to be granted for terms not to exceed ten years. The exercise price of ISOs will be no less than the market price of the Company's common stock on the date of grant.

     The Company has no options currently outstanding. The full text of the 2001 Equity Incentive Plan is included as an Exhibit to this report on Form 10-Q.

     (2) Amendment to Articles of Incorporation to Limit Directors' and Officers' Liability

     On August 22, 2001 the Company's Shareholders approved a proposal to limit the liability of the Company's directors by amending the Company's Articles of Incorporation pursuant to the law of the state of incorporation.

     The amendment to the Company's Articles of Incorporation limits the personal monetary liability of directors and officers to the Company and its shareholders. The full text of new Article Tenth comprising the amendment is set forth as an Exhibit to this report on Form 10-Q.

     United Energy is incorporated under the laws of Nevada which permits a corporation to include in its Articles of Incorporation a provision eliminating the monetary liability that its directors and officers may incur for breach of the "duty of care" owed by them to their corporation and its shareholders. The "duty of care" relates to unintentional errors, including gross negligence, in acts or omissions of directors and officers. Thus, the principal effect of the amendment on shareholders' rights will be to eliminate potential monetary damage actions against directors for breach of the fiduciary "duty of care," including possible gross negligence in business decisions involving takeover matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number     Description                          Method of Filing
--------------     -----------                          ----------------

     (1)           Amendment to Articles of             Filed with this document
                   Incorporation (August 22, 2001)

     (2)           United Energy Corporation 2001       Filed with this document
                   Equity Incentive Plan
                   (August 22, 2001)


Reports on Form 8-K:           None

                               United Energy Corp.
                                    FORM 10-Q
                               September 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  UNITED ENERGY CORPORATION


                  Dated:    November 14, 2001


                  By:   \s\  Robert Seaman
                        ------------------------
                        Robert L. Seaman,
                        Executive Vice President and Principal Financial Officer