Form 10-Q/A
period 2000-06-30
UNITED ENERGY CORP /NV/
filed 2002-02-13
CIK 1116734

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

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

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

            Class                        Outstanding as of September 29, 2000
            -----                        ------------------------------------
                                                   15,830,270 shares
Common Stock, $.01 par value              Outstanding as of January 31, 2002
                                          ----------------------------------
                                                   16,080,270 shares

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         (Unaudited)...........................................................4

         Consolidated balance sheets
         June 30, 2000 (Unaudited) (Revised) and March 31, 2000 (Revised)......5

         Consolidated statement of operations for the three months ended
         June 30, 2000 (Unaudited) (Revised) and 1999 (Unaudited) (Revised)....6

         Consolidated statements of cash flows for the three months ended
         June 30, 2000 (Unaudited) (Revised) and 1999 (Unaudited) (Revised)....7

         Notes to consolidated financial statements
         June 30, 2000 (Revised)...............................................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults upon Senior Securities .....................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information- Credit Line with Fleet Bank, N.A..................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2000 (Unaudited) (Revised)
   and March 31, 2000 (Revised).............................................  5

Consolidated Statements of Operations for the Three Months Ended
   June 30, 2000 (Unaudited) (Revised) and 1999 (Unaudited) (Revised).......  6

Consolidated Statements of Cash Flows for the Three Months
   Ended June 30, 2000 (Unaudited) (Revised) and 1999 (Unaudited) (Revised).  7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Revised).......................8-10

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 (Unaudited) (Revised)
                          AND MARCH 31, 2000 (Revised)

                                                                 June 30, 2000  March 31, 2000
                                                                 -------------  --------------
                                                                  (Unaudited)
                                                                   (Revised)        (Revised)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................   $    68,204    $    46,008
   Accounts receivable, net of allowance for doubtful
      accounts of $73,100 and $18,260, respectively ...........       273,774        445,949
   Inventory ..................................................       802,172        592,285
   Prepaid expenses ...........................................           251           --
                                                                  -----------    -----------

        Total current assets ..................................     1,144,401      1,084,242

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $18,205 and $17,320, respectively ......         8,776          9,661

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $8,952
      and $7,957, respectively ................................        77,571         78,566
   Patent, net of accumulated amortization of $11,984
      and $9,479, respectively ................................       138,284        140,789
   Other assets ...............................................         1,385          1,585
                                                                  -----------    -----------

        Total assets ..........................................   $ 1,370,417    $ 1,314,843
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ......................   $   301,149    $   385,176
   Accounts payable to shareholders ...........................       350,000        350,000
   Related party loans payable ................................        24,718         24,718
   Short-term bank loan and revolving line of credit ..........       163,959          5,697
                                                                  -----------    -----------

        Total current liabilities .............................       839,826        765,591
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01
      par value, 15,830,270 shares issued and outstanding
      as of June 30 and March 31, 2000 ........................       158,302        158,302
   Additional paid-in capital .................................     3,854,552      3,792,052
   Stock subscription receivable ..............................       (25,000)       (25,000)
   Accumulated deficit ........................................    (3,457,263)    (3,376,102)
                                                                  -----------    -----------
        Total stockholders' equity ............................       530,591        549,252
                                                                  -----------    -----------

        Total liabilities and stockholders' equity ............   $ 1,370,417    $ 1,314,843
                                                                  ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited) (Revised)

                                                      For the Three Months
                                                         Ended June 30,
                                                         -------------
                                                     2000              1999
                                                     ----              ----
                                                   (Revised)         (Revised)
                                                           (Unaudited)

REVENUES, net ..................................   $    836,332    $    502,616

COST OF GOODS SOLD .............................        546,330         280,261
                                                   ------------    ------------

        Gross profit ...........................        290,002         222,355
                                                   ------------    ------------

OPERATING EXPENSES:
   General and administrative ..................        303,344         189,721
   Executive services contributed by management          62,500          62,500
   Depreciation and amortization ...............          4,385           4,553
                                                   ------------    ------------

        Total operating expenses ...............        370,229         256,774
                                                   ------------    ------------

        Income (loss) from operations ..........        (80,227)        (34,419)
                                                   ------------    ------------

OTHER (EXPENSE) INCOME, net:
   Interest income .............................           --             1,673
   Interest expense ............................           (934)           (330)
                                                   ------------    ------------

        Total other (expense) income, net ......           (934)          1,343
                                                   ------------    ------------

        Net Income (loss) ......................        (81,161)        (33,076)
                                                   ============    ============

BASIC AND DILUTED LOSS PER SHARE: ..............   $      (0.01)   $      (0.00)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
   basic and diluted ...........................     15,830,270      15,753,770
                                                   ============    ============


 The accompanying notes are an integral part of these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) (REVISED)


                                                                       For the Three Months
                                                                          Ended June 30,
                                                                        2000         1999
                                                                        ----         ----
                                                                          (Unaudited)
                                                                           (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................   $ (81,161)   $ (33,076)
   Adjustments to reconcile net income to net cash used in
      operating activities-
      Depreciation and amortization ..............................       4,385        4,553
      Executive services contributed by management ...............      62,500       62,500
   Changes in operating assets and liabilities-
      Decrease (increase) in accounts receivable .................     172,175     (198,684)
      Increase in inventory ......................................    (209,887)    (122,450)
      Increase in prepaid expenses ...............................        (251)        --
      Decrease (increase) in other assets, net ...................         200       (4,885)
      Increase (decrease) in accounts payable and accrued expenses     (84,027)     120,900
                                                                     ---------    ---------

        Net cash used in operating activities ....................    (136,066)    (171,142)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for patent ...........................................        --         (6,129)
                                                                     ---------    ---------

        Net cash used in investing activities ....................        --         (6,129)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on line of credit, net ....................      (1,738)      43,362
   Proceeds from bank loan .......................................     160,000         --
   Proceeds from loans payable to related party ..................        --        215,000
                                                                     ---------    ---------

        Net cash provided by financing activities ................     158,262      258,362
                                                                     ---------    ---------

        Net increase in cash and cash equivalents ................      22,196       81,091

CASH AND CASH EQUIVALENTS, beginning of period ...................      46,008      172,448
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .........................   $  68,204    $ 253,539
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
      Interest ...................................................   $     174    $     330
      Income taxes ...............................................         720          400

 The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (REVISED)
                                  JUNE 30, 2000


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

     The consolidated balance sheet as of March 31, 2000 (Revised) has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration statement on Form 10, as amended.

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

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)--(Continued)

4.   SEGMENT INFORMATION

     Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months periods ended June 30, 2000 (revised) and 1999 (revised):

     The Company's total revenues and net income (loss) from operations and identifiable assets by segment for the three months ended June 30, 2000, (Revised) are as follows:

                                                                                  Graphic     Specialty
                                                                                   Arts       Chemicals   Corporate       Total
                                                                                   ----       ---------   ---------       -----
Revenues .....................................................................   $  802,517   $  33,815    $      --    $   836,332
                                                                                 ==========   =========    =========    ===========

Gross profit .................................................................      281,504       8,498           --    $   290,002

General and administrative ...................................................       98,106      32,711      172,527    $   303,344
Executive services contributed by management .................................           --          --       62,500    $    62,500
Depreciation and amortization ................................................           --       3,868          517    $     4,385
Interest expense (income) ....................................................          934          --           --    $       934
                                                                                 ----------   ---------    ---------    -----------

Net Income (loss) ............................................................   $  182,464   $ (28,081)   $(235,544)   $   (81,161)
                                                                                 ==========   =========    =========    ===========

Accounts receivable ..........................................................   $  264,374   $   9,400    $      --    $   273,774
Inventory ....................................................................      751,294      50,878           --    $   802,172
Fixed Assets .................................................................           --          --        8,776    $     8,776
Goodwill .....................................................................           --      77,571           --    $    77,571
Patent .......................................................................           --     138,284           --    $   138,284
Other Assets .................................................................           --          --       69,840    $    69,840
                                                                                 ----------   ---------    ---------    -----------

      Total assets ...........................................................   $1,015,663   $ 276,133    $  78,616    $ 1,370,417
                                                                                 ==========   =========    =========    ===========

     The Company's total revenues and net income (loss) from operations by segment for the three months ended June 30, 1999 (Revised), are as follows:

                                                                                     Arts     Chemicals    Corporate      Total
                                                                                     ----     ---------    ---------      -----
Revenues .....................................................................   $  404,374   $  98,242    $      --    $   502,616
                                                                                 ==========   =========    =========    ===========

Gross profit .................................................................      194,471      27,884           --    $   222,355

General and administrative ...................................................       44,424      43,872      101,425    $   189,721
Executive services contributed by management .................................           --          --       62,500    $    62,500
Depreciation and amortization ................................................           --       4,113          440    $     4,553
Interest expense (income) ....................................................          330          --       (1,673)   $    (1,343)
                                                                                 ----------   ---------    ---------    -----------

Net Income (loss) ............................................................   $  149,717   $ (20,101)   $(162,692)   $   (33,076)
                                                                                 ==========   =========    =========    ===========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)-- (Continued)


5.   REVISION OF CONSOLIDATED FINANCIAL STATEMENTS

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

     Accordingly, the June 30, 2000 and March 31, 2000 Consolidated Balance Sheets have been revised for the above. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 1999 and 2000, amounting to $103,750 and $48,210, respectively. The Company recorded a $325,000 gain for the fair value of the cancellation of 400,000 shares of the Company's stock returned to the Company in connection with the settlement of claims arising from the discontinuance of the equipment division in fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996 for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the accumulated deficit balance on the Consolidated Balance Sheets. None of the above impacted working capital or total stockholders' equity.

     Accordingly, the Consolidated Statement of Operations for the three months ended June 30, 1999 and 2000 has been revised to reflect the $62,500 of executive services contributed by management in each quarter. The above resulted in losses per share of $.00 and $.01 for the three months ended June 30, 1999 and June 30, 2000, respectively.

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

     The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent the other specialty chemical products developed by the Company which are described in its Form 10, as amended.

     In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A., the material terms of which are described below under "Liquidity and Capital Resources."

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments. See Note 5 above of Notes to Consolidated Financial Statements for a more complete description of such revisions.

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

     Executive Services Contributed by Management. Senior Executives of the Company contributed $62,500 of services in the quarters ended June 30, 2000 and 1999 which was recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had interest expense of $934 for the June 30 quarter of 2000 compared with net interest income of $1,343 in the corresponding 1999 period.

     Net Loss. The quarter ended June 30, 2000, resulted in a net loss of $81,161, as compared to a net loss of $33,076 for the quarter ended June 30, 1999. The greater loss in the 2000 period is primarily the result of the higher allowance for doubtful accounts and increased professional fees.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. Documents comprising Line of Credit Agreement with Fleet Bank, N.A. are included as an Exhibit to the Company's report on Form 10-Q for the period ended June 30, 2000 filed on December 20, 2000 and are incorporated herein by reference.

     (b) Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                   FORM 10-Q/A
                                  JUNE 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITED ENERGY CORPORATION

     Dated: January 31, 2002

     By: /s/ ROBERT SEAMAN
         -----------------
         Robert L. Seaman,
         Executive Vice President
          and Principal Financial Officer