Form 10-Q/A
period 2000-09-30
UNITED ENERGY CORP /NV/
filed 2002-02-13
CIK 1116734

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

                          Commission File No. 000-30841

                                   ----------

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

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

             Class                       Outstanding as of September 29, 2000
             -----                       ------------------------------------
 Common Stock, $.01 par value                      15,830,270 shares
                                          Outstanding as of January 31, 2002
                                          ----------------------------------
                                                   16,080,270 shares

================================================================================

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
           (Unaudited)........................................................................       3

           Consolidated balance sheets
           September 30, 2000 (Unaudited)(Revised) and March 31, 2000 (Revised)...............       4

           Consolidated statements of operations for the three months and six months ended
           September 30, 2000 (Unaudited) (Revised) and 1999 (Unaudited) (Revised);...........       5

           Consolidated statements of cash flows for the six months ended
           September 30, 2000 (Unaudited) (Revised) and 1999 (Unaudited) (Revised)............       6

           Notes to consolidated financial statements September 30, 2000 (Revised)............    7-10

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................      10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................      13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................      13

Item 2.    Changes in Securities and Use of Proceeds..........................................      13

Item 3.    Defaults upon Senior Securities....................................................      13

Item 4.    Submission of Matters to a Vote of Security Holders................................      15

Item 5.    Other Information-- Distribution Agreement with the
           Alameda Company....................................................................      13

Item 6.    Exhibits and Reports on Form 8-K...................................................      14

Signatures....................................................................................      15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of September 30, 2000 (Unaudited) (Revised)
      and March 31, 2000 (Revised)  ..........................................................       4

   Consolidated Statements of Operations for the Three and Six Months Ended
      September 30, 2000 (Unaudited) (Revised) and 1999 (Unaudited) (Revised).................       5

   Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2000
      (Unaudited) (Revised) and 1999 (Unaudited) (Revised)....................................       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Revised)..........................................    7-10

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 (Unaudited) (Revised)
                          AND MARCH 31, 2000 (Revised)

                                                                            September 30,    March 31,
                                                                                2000            2000
                                                                            -------------   -----------
                                                                             (Unaudited)
                                                                              (Revised)      (Revised)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................    $    50,798    $    46,008
   Accounts receivable, net of allowance for doubtful accounts of $84,753
      and $18,260, respectively .........................................        367,097        445,949
   Inventory ............................................................        732,601        592,285
   Prepaid expenses .....................................................            200             --
                                                                             -----------    -----------
         Total current assets ...........................................      1,150,696      1,084,242

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $19,092 and $17,320, respectively ....................          7,889          9,661

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $9,947
      and $7,957, respectively ..........................................         76,576         78,566
   Patent, net of accumulated amortization of $14,487
      and $9,479, respectively ..........................................        135,781        140,789
   Other assets .........................................................          1,384          1,585
                                                                             -----------    -----------

         Total assets ...................................................    $ 1,372,326    $ 1,314,843
                                                                             ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ................................    $   259,361    $   385,176
   Accounts payable to shareholders .....................................        350,000        350,000
   Related party loans payable ..........................................         24,718         24,718
   Short-term bank loan and revolving line of credit ....................        162,222          5,697
                                                                             -----------    -----------
      Total current liabilities .........................................        796,301        765,591
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of
      $0.01 par value, 15,830,270 shares issued and
      outstanding as of September 30 and March 31, 2000, respectively ...        158,302        158,302
   Additional paid-in capital ...........................................      3,917,052      3,792,052
   Stock subscription receivable ........................................        (25,000)       (25,000)
   Accumulated deficit ..................................................     (3,474,329)    (3,376,102)
                                                                             -----------    -----------
         Total stockholders' equity .....................................        576,025        549,252
                                                                             -----------    -----------

         Total liabilities and stockholders' equity .....................    $ 1,372,326    $ 1,314,843
                                                                             ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                SEPTEMBER 30, 2000 AND 1999 (Unaudited) (Revised)

                                                     For the Three Months           For the Six Months
                                                      Ended September 30,           Ended September 30,
                                                  --------------------------    --------------------------
                                                      2000           1999           2000           1999
                                                  -----------    -----------    -----------    -----------
                                                         (Unaudited)                   (Unaudited)
                                                          (Revised)                     (Revised)
REVENUES, net .................................   $   736,763    $   394,633    $ 1,573,095    $   897,249

COST OF GOODS SOLD ............................       524,896        203,676      1,071,226        483,937
                                                  -----------    -----------    -----------    -----------

         Gross profit .........................       211,867        190,957        501,869        413,312
                                                  -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   General and administrative .................       158,053        200,013        461,397        389,734
   Executive Services Contributed by Management        62,500         62,500        125,000        125,000
   Depreciation and amortization ..............         4,385          3,915          8,770          8,468
                                                  -----------    -----------    -----------    -----------

         Total operating expenses .............       224,938        266,428        595,167        523,202
                                                  -----------    -----------    -----------    -----------
         Income (Loss) from operations ........       (13,071)       (75,471)       (93,298)      (109,890)
                                                  -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME, net:
   Interest income ............................            --          3,078             --          4,751
   Interest expense ...........................        (3,995)        (4,080)        (4,929)        (4,410)
                                                  -----------    -----------    -----------    -----------

         Total other income (expense), net ....        (3,995)        (1,002)        (4,929)           341
                                                  -----------    -----------    -----------    -----------

         Net Income (loss) ....................   $   (17,066)   $   (76,473)   $   (98,227)   $  (109,549)
                                                  ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS
   PER SHARE ..................................   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING,
   basic and diluted ..........................    15,830,270     15,776,270     15,830,270     15,765,020
                                                  ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                SEPTEMBER 30, 2000 AND 1999 (Unaudited) (Revised)

                                                                       For the Six Months
                                                                       Ended September 30,
                                                                     ----------------------
                                                                        2000        1999
                                                                     ---------    ---------
                                                                           (Unaudited)
                                                                            (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................   $ (98,227)   $(109,549)
   Adjustments to reconcile net income to net cash used in
      operating activities-
      Depreciation and amortization ..............................       8,770        8,468
      Executive services contributed by management ...............     125,000      125,000
   Changes in operating assets and liabilities-
      Decrease (increase) in accounts receivable .................      78,852      (93,591)
      Increase in inventory ......................................    (140,316)    (359,923)
      Increase in prepaid expenses ...............................        (200)          --
      Decrease (increase) in other assets ........................         201       (5,330)
      Increase (decrease) in accounts payable and accrued expenses    (125,815)      97,570
                                                                     ---------    ---------

        Net cash used in operating activities ....................    (151,735)    (337,355)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for patent ...........................................          --      (10,729)
                                                                     ---------    ---------

        Net cash used in investing activities ....................          --      (10,729)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on line of credit, net ....................      (3,475)     141,754
   Proceeds from bank loan .......................................     160,000           --
   Proceeds from loans payable to related party ..................          --      361,862
                                                                     ---------    ---------

        Net cash provided by financing activities ................     156,525      503,616
                                                                     ---------    ---------

        Net increase in cash and cash equivalents ................       4,790      155,532

CASH AND CASH EQUIVALENTS, beginning of period ...................      46,008      172,448
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .........................   $  50,798    $ 327,980
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
      Interest ...................................................   $   3,682    $   3,017
                                                                     =========    =========

      Income taxes ...............................................   $     720    $     400
                                                                     =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (REVISED)
                               SEPTEMBER 30, 2000

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

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED) - (Continued)

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

5.   SEGMENT INFORMATION

     Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three and six months periods ended September 30, 2000 (Revised) and 1999 (Revised):

     The Company's total revenues, net income (loss) and identifiable assets by segment for the three months ended September 30, 2000 (Revised), are as follows:

                                                Graphic    Specialty
                                                 Arts      Chemicals   Corporate       Total
                                               ----------  ---------   ---------    ----------
Revenues ...................................   $  644,058   $ 92,705   $      --    $  736,763
                                               ==========   ========   =========    ==========

Gross profit ...............................   $  171,791   $ 40,076   $      --    $  211,867
General and administrative .................       31,172     28,852      98,029       158,053
Executive services contributed by management           --         --      62,500        62,500
Depreciation and amortization ..............           --      4,020         365         4,385
Interest expense ...........................        3,995         --          --         3,995
                                               ----------   --------   ---------    ----------

         Net income  (loss) ................   $  136,624   $  7,204   $(160,894)   $  (17,066)
                                               ==========   ========   =========    ==========
Accounts receivable ........................   $  337,281   $ 29,816   $      --    $  367,097
Inventory ..................................      702,580     30,021          --       732,601
Fixed assets ...............................           --         --       7,889         7,889
Goodwill ...................................           --     76,576          --        76,576
Patent .....................................           --    135,781          --       135,781
Other assets ...............................           --         --      52,382        52,382
                                               ----------   --------   ---------    ----------
         Total assets ......................   $1,039,861   $272,194   $  60,271    $1,372,326
                                               ==========   ========   =========    ==========

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (REVISED) - (Continued)

     The Company's total revenues and net income (loss) by segment for the six months ended September 30, 2000 (Revised), are as follows:

                                                Graphic    Specialty
                                                 Arts      Chemicals   Corporate      Total
                                               ----------   --------   ---------    ----------
Revenues ...................................   $1,446,575   $126,520   $      --   $1,573,095
                                               ==========   ========   =========   ==========

Gross profit ...............................   $  453,295   $ 48,574   $      --   $  501,869

General and administrative .................      129,278     61,563     270,556      461,397
Executive services contributed by management           --         --     125,000      125,000
Depreciation and amortization ..............           --      7,888         882        8,770
Interest expense ...........................        4,929         --          --        4,929
                                               ----------   --------   ---------   ----------
         Net income (loss) .................   $  319,088   $(20,877)  $(396,438)  $  (98,227)
                                               ==========   ========   =========   ==========

     The Company's total revenues and net income (loss) by segment for the three months ended September 30, 1999 (Revised), are as follows:

                                                 Graphic   Specialty
                                                  Arts     Chemicals   Corporate      Total
                                                 --------   --------   ---------     --------
Revenues ...................................     $311,601   $ 83,032   $      --     $394,633
                                                 ========   ========   =========     ========

Gross profit ...............................     $163,137     27,820   $      --     $190,957

General and administrative .................       48,580     47,840     103,593      200,013
Executive services contributed by management           --         --      62,500       62,500
Depreciation and amortization ..............           --      3,475         440        3,915
Interest expense (income) ..................        4,080         --      (3,078)       1,002
                                                 --------   --------   ---------     --------
         Net income(loss) ..................     $110,477   $(23,495)  $(163,455)    $(76,473)
                                                 ========   ========   =========     ========

     The Company's total revenues and net income (loss) by segment for the six months ended September 30, 1999 (Revised), are as follows:

                                                 Graphic   Specialty
                                                   Arts    Chemicals   Corporate      Total
                                                 --------   --------   ---------    ---------
Revenues ...................................     $715,975   $181,274   $      --    $ 897,249
                                                 ========   ========   =========    =========

Gross profit ...............................     $357,608   $ 55,704   $      --    $ 413,312

General and administrative .................       93,004     91,712     205,018      389,734
Executive services contributed by management           --         --     125,000      125,000
Depreciation and amortization ..............           --      7,588         880        8,468
Interest expense (income) ..................        4,410         --      (4,751)        (341)
                                                 --------   --------   ---------    ---------
         Net income (loss) .................     $260,194   $(43,596)  $(326,147)   $(109,549)
                                                 ========   ========   =========    =========

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (REVISED) - (Continued)

6.   REVISION OF CONSOLIDATED FINANCIAL STATEMENTS

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

     Accordingly, the September 30, 2000 and March 31, 2000 Consolidated Balance Sheets have been revised for the above. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 1999 and 2000, amounting to $103,750 and $48,210, respectively. The Company recorded a $325,000 gain for the fair value of the cancellation of 400,000 shares of the Company's stock returned to the Company in connection with the settlement of claims arising from the discontinuance of the equipment division in fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996 for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the accumulated deficit balance on the Consolidated Balance Sheets. None of the above impacted working capital or total stockholders' equity.

     Accordingly, the Consolidated Statement of Operations for the three and six months ended September 30, 1999 and 2000 has been revised to reflect the $62,500 of executive services contributed by management in each quarter. The above resulted in losses per share of $.00 and $.00 for the three months ended September 30, 1999 and 2000 and in losses per share of $.01 and $.01 for the six months ended September 30, 1999 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     United Energy considers its primary focus to be the development, manufacture and sale of environmentally-safe specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R) oil and gas well cleaning product.

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

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in
2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to our report on Form 10-Q for the quarterly period ended September 30,2000 filed on December 20, 2000.

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments. See Note 6 above of Notes to consolidated financial statements for a more complete description of such revisions.

                              RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenues. Revenues for the second quarter of fiscal 2001 were $736,763, a $342,130 or 87% increase over revenues of $394,633 in the second quarter of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales.

     Cost of Goods. Sold Cost of goods sold increased to $524,896 or 71% of revenues, for the quarter ended September 30, 2000 from $203,676 or 52% of sales, for the quarter ended September 30, 1999. The numerical increase was primarily due to increased production of UNIPROOF(R) proofing paper.

     Gross Profit. Gross profit for the September 30 quarter of fiscal year 2001 was $211,867, a $20,910 or 11% increase from $190,957 in the corresponding period of fiscal 2000. This 11% increase was primarily attributable to increased sales of UNIPROOF(R) proofing paper.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses decreased to $158,053, or 21% of revenues for the quarter ended September 30, 2000 from $200,013, or 51% of revenues for the quarter ended September 30, 1999. The percentage decrease in the 2000 period was largely the result of significantly higher revenues in that period.

     Executive Services Contributed by Management. Senior Executives of the Company contributed $62,500 of services in the quarters ended September 30, 2000 and 1999 which were recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had interest expense of $3,995 for the quarter ended September 30, 2000 compared with net interest expense of $1002 in the corresponding 1999 period. The increase was the result of borrowings under the credit line obtained in June 2000 which were not offset by funds on deposit.

     Net Loss. For the quarter ended September 30, 2000, our net loss totaled $17,066 compared to a net loss of $76,473 for the quarter ended September 30, 1999.

                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenues. Revenues for the first six months of fiscal 2001 were $1,573,095, a $675,846 or 75% increase over revenues of $879,249 in the first six months of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales.

     Cost of Goods Sold. Cost of goods sold increased to $1,071,226 or 68% of sales, for the six months ended September 30, 2000 from $483,937 or 54% of sales, for the six months ended September 30, 1999. The numerical increase was primarily due to increased production of UNIPROOF(R) proofing paper.

     Gross Profit. Gross profit for the first six months of fiscal year 2001 was $501,869 an $88,557 or 21% increase from $413,312 in the corresponding period of fiscal 2000. This increase was primarily attributable to increased UNIPROOF(R) sales, offset by the increase in cost of goods sold.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $461,397, or 29% of revenues for the six months ended September 30, 2000 from $389,734, or 43% of revenues for the six months ended September 30, 1999. The six month 2000 figure also included a $66,493 addition to the allowance for doubtful accounts receivable.

     Executive Services Contributed by Management. Senior Executives of the Company contributed $125,000 of services in the six months ended September 30, 2000 and 1999 which was recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had interest expense of $4,929 for the first six months ended September 30, 2000 compared with net interest income of $341 in the corresponding 1999 period. The change was due to borrowings under the Company's credit line.

     Net Loss. For the six months ended September 30, 2000, our net loss totaled $98,227, as compared to a net loss of $109,549 for the six months ended September 30, 1999. The lower net loss is primarily the result of the higher volume of UNIPROOF(R) sales in the 2000 period.

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

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in
2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to our report on Form 10-Q for the quarterly period ended September 30, 2000 filed on December 20, 2000.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. Distribution Agreement with the Alameda Company is included as an Exhibit to our report on Form 10-Q for the quarterly period ended September 30, 2000 filed on December 20, 2000 and is incorporated herein by reference.

     (b) Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                   FORM 10-Q/A
                               SEPTEMBER 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITED ENERGY CORPORATION


     Dated: January 31, 2002


     By:   /s/ ROBERT SEAMAN
           --------------------------------------------------------
           Robert L. Seaman,
           Executive Vice President and Principal Financial Officer