Form 10-Q/A
period 2000-12-31
UNITED ENERGY CORP /NV/
filed 2002-02-13
CIK 1116734

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

     The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

            Class                           Outstanding as of December 31, 2000
            -----                           -----------------------------------
                                                     15,830,270 shares
Common Stock, $.01 par value                Outstanding as of January 31, 2002
                                            ----------------------------------
                                                     16,080,270 shares

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         (Unaudited)...........................................................3

         Consolidated balance sheets
         December 31, 2000 (Unaudited) (Revised) and March 31, 2000 (Revised)..4

         Consolidated statements of operations for the three months and nine months ended December 31, 2000 (Unaudited) (Revised) and 1999
         (Unaudited) (Revised).................................................5

         Consolidated  statements  of cash  flows  for the nine  months
         ended  December  31,  2000  (Unaudited)   (Revised)  and  1999
         (Unaudited) (Revised).................................................6

         Notes to consolidated financial statements
         December 31, 2000 (Revised)...........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities and Use of Proceeds............................14

Item 3.  Defaults upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of December 31, 2000 (Unaudited)
       (Revised) and March 31, 2000 (Revised)..................................4

    Consolidated Statements of Operations for the Three and Nine Months
       Ended December 31, 2000 (Unaudited) (Revised) and 1999
       (Unaudited) (Revised)...................................................5

    Consolidated Statements of Cash Flows for the Nine Months Ended
       December 31, 2000 (Unaudited) (Revised) and 1999
       (Unaudited) (Revised)...................................................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (REVISED)...........................7

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2000 (Unaudited) (Revised)
                          AND MARCH 31, 2000 (Revised)


                                                                            December 31,    March 31,
                                                                                2000          2000
                                                                                ----          ----
                                                                           (Unaudited)
                                                                            (Revised)       (Revised)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................   $   275,218    $    46,008
   Accounts receivable, net of allowance for doubtful accounts of $71,656
      and $18,260, respectively .........................................       857,600        445,949
   Inventory ............................................................       129,156        592,285
   Prepaid expenses .....................................................           401             --
                                                                            -----------    -----------
        Total current assets ............................................     1,262,375      1,084,242

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $20,128 and $17,320, respectively ....................         7,004          9,661

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $10,942 and $7,957,
      respectively ......................................................        75,581         78,566
   Patent, net of accumulated amortization of $16,991 and $9,479,
      respectively ......................................................       133,276        140,789
   Other assets .........................................................         1,385          1,585
                                                                            -----------    -----------
        Total assets ....................................................   $ 1,479,621    $ 1,314,843
                                                                            ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ................................   $   250,842    $   385,176
   Accounts payable to shareholders .....................................       350,000        350,000
   Related party loans payable ..........................................        26,148         24,718
   Short-term bank loan and revolving line of credit ....................       160,000          5,697
                                                                            -----------    -----------
        Total current liabilities .......................................       786,990        765,591
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par value,
      15,830,270 shares issued and outstanding as of December 31 and
      March 31, 2000, respectively ......................................       158,302        158,302
   Additional paid-in capital ...........................................     3,979,552      3,792,052
   Stock subscription receivable ........................................       (25,000)       (25,000)
   Accumulated deficit ..................................................    (3,420,223)    (3,376,102)
                                                                            -----------    -----------
        Total stockholders' equity ......................................       692,631        549,252
                                                                            -----------    -----------
        Total liabilities and stockholders' equity ......................   $ 1,479,621    $ 1,314,843
                                                                            ===========    ===========

        The accompanying notes are an integral part of these consolidated balance sheets.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
     DECEMBER 31, 2000 (Unaudited) (Revised) AND 1999 (Unaudited) (Revised)

                                                                            For the Three Months           For the Nine Months
                                                                             Ended December 31,             Ended December 31,
                                                                             ------------------             ------------------
                                                                            2000            1999           2000            1999
                                                                            ----            ----           ----            ----
                                                                                (Unaudited)                     (Unaudited)
                                                                                 (Revised)                       (Revised)

REVENUES, net ........................................................ $  1,281,608    $    868,747    $  2,854,703    $  1,765,996

COST OF GOODS SOLD ...................................................      894,717         496,857       1,965,943         980,793
                                                                       ------------    ------------    ------------    ------------

        Gross profit .................................................      386,891         371,890         888,760         785,203
                                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   General and administrative ........................................      261,955         255,280         723,352         645,014
   Executive service contributed by management .......................       62,500          62,500         187,500         187,500
   Depreciation and amortization .....................................        4,385           4,555          13,155          13,023
                                                                       ------------    ------------    ------------    ------------
        Total operating expenses .....................................      328,840         322,335         924,007         845,537
                                                                       ------------    ------------    ------------    ------------
        Income loss from operations ..................................       58,051          49,555         (35,247)        (60,334)
                                                                       ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME, net:
   Interest income ...................................................           --           3,133              --           7,884
   Interest expense ..................................................       (3,945)         (4,126)         (8,875)         (8,536)
                                                                       ------------    ------------    ------------    ------------
        Total other expense, net .....................................       (3,945)           (993)         (8,875)           (652)
                                                                       ------------    ------------    ------------    ------------
        Net income (loss) ............................................ $     54,106    $     48,562    $    (44,122)   $    (60,986)
                                                                       ============    ============    ============    ============

BASIC AND DILUTED INCOME (LOSS)
   PER SHARE ......................................................... $       0.00    $       0.00    $      (0.00)   $      (0.00)
                                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING, basic
   and diluted .......................................................   15,830,270      15,811,053      15,830,270      15,776,656
                                                                       ============    ============    ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
     DECEMBER 31, 2000 (Unaudited) (Revised) AND 1999 (Unaudited) (Revised)


                                                                                                              For the Nine Months
                                                                                                                Ended December 31,
                                                                                                                2000         1999
                                                                                                                ----         ----
                                                                                                                   (Unaudited)
                                                                                                                    (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................................................   $ (44,122)   $ (60,986)
   Adjustments to reconcile net income to net cash used in operating activities-
      Depreciation and amortization ......................................................................      13,155       13,023
      Executive services contributed by management .......................................................     187,500      187,500
   Changes in operating assets and liabilities-
      Increase in accounts receivable, net ...............................................................    (411,652)    (260,445)
      Increase in inventory ..............................................................................     463,128     (406,889)
      Increase in prepaid expenses .......................................................................        (201)          --
      Decrease in other assets ...........................................................................          --        3,161
      Increase (decrease) in accounts payable and accrued expenses .......................................    (134,331)     168,599
                                                                                                             ---------    ---------

        Net cash used in operating activities ............................................................      73,477     (356,037)
                                                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for patent ...................................................................................          --      (14,359)
                                                                                                             ---------    ---------

        Net cash used in investing activities ............................................................          --      (14,359)
                                                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on line of credit ............................................................................     160,000      165,000
   Payments on bank loan .................................................................................      (5,697)      (5,455)
   Proceeds from loans payable to related party ..........................................................       1,430      362,478
                                                                                                             ---------    ---------

        Net cash provided by financing activities ........................................................     155,733      522,023
                                                                                                             ---------    ---------

        Net increase in cash and cash equivalents ........................................................     229,210      151,647

CASH AND CASH EQUIVALENTS, beginning of period ...........................................................      46,008      172,448
                                                                                                             ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .................................................................   $ 275,218    $ 324,095
                                                                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
      Interest ...........................................................................................   $   7,585    $   7,281
                                                                                                             =========    =========

      Income taxes .......................................................................................   $   5,066    $     460
                                                                                                             =========    =========


 The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (REVISED)
                                DECEMBER 31, 2000

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

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)--(Continued)

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

5.   SEGMENT INFORMATION

     Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three and nine months ended December 31, 2000 (Revised) and 1999 (Revised):

     The Company's total revenues, net income (loss) and identifiable assets by segment for the three months ended December 31, 2000 (Revised), are as follows:


                                                             Graphic       Specialty
                                                               Arts        Chemicals       Corporate         Total
                                                               ----        ---------       ---------         -----
Revenues ..............................................    $1,224,826      $  56,782       $      --       $1,281,608
                                                           ==========      =========       =========       ==========

Gross profit ..........................................    $  362,723      $  24,168       $      --       $  386,891

General and administrative ............................        49,619         97,368         114,968          261,955
Executive services contributed by management ..........            --             --          62,500           62,500
Depreciation and amortization .........................            --          4,020             365            4,385
Interest expense ......................................         3,945             --              --            3,945
                                                           ----------      ---------       ---------       ----------

        Net income  (loss) ............................    $  309,159      $ (77,220)      $(177,833)      $   54,106
                                                           ==========      =========       =========       ==========

Cash ..................................................    $       --             --       $ 275,218       $  275,218
Accounts receivable, net ..............................       826,130         31,471              --          857,600
Inventory .............................................        94,335         34,821              --          129,156
Prepaid Expenses ......................................            --             --             401              401
Fixed assets, net .....................................            --             --           7,004            7,004
Goodwill, net .........................................            --         75,581              --           75,581
Patent, net ...........................................            --        133,276              --          133,276
Other assets ..........................................            --             --           1,385            1,385
                                                           ----------      ---------       ---------       ----------

        Total assets ..................................    $  920,465      $ 275,149       $ 284,008       $1,479,621
                                                           ==========      =========       =========       ==========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)--(Continued)

     The Company's total revenue and net income (loss) by segment for the nine months ended December 31, 2000 (Revised), are as follows:

                                                   Graphic    Specialty
                                                     Arts     Chemicals    Corporate      Total
                                                     ----     ---------    ---------      -----
Revenues ....................................... $2,671,401   $ 183,302    $      --    $ 2,854,703
                                                 ==========   =========    =========    ===========

Gross profit ................................... $  816,018   $  72,742    $      --    $   888,760

General and administrative .....................    178,897     158,931      385,524        723,352
Executive services contributed by management ...         --          --      187,500        187,500
Depreciation and amortization ..................         --      11,908        1,247         13,155
Interest expense ...............................      8,875          --           --          8,875
                                                 ----------   ---------    ---------    -----------

        Net income (loss) ...................... $  628,246   $ (98,097)   $(574,271)   $   (44,122)
                                                 ==========   =========    =========    ===========

     The Company's total revenues and net income (loss) by segment for the three months ended December 31, 1999 (Revised), are as follows:

                                                   Graphic    Specialty
                                                     Arts     Chemicals    Corporate      Total
                                                     ----     ---------    ---------      -----
Revenues ........................................$  657,506   $ 211,241    $      --    $   868,747
                                                 ==========   =========    =========    ===========

Gross profit ....................................$  282,205      89,685    $      --    $   371,890

General and administrative ......................    78,000      64,603      112,677        255,280
Executive services contributed by management ....        --          --       62,500         62,500
Depreciation and amortization ...................        --       4,115          440          4,555
Interest expense (income) .......................     4,126          --       (3,133)           993
                                                 ----------   ---------    ---------    -----------

        Net income  (loss) ......................$  200,079   $  20,967    $(172,484)   $    48,562
                                                 ==========   =========    =========    ===========

     The Company's total revenues and net income (loss) by segment for the nine months ended December 31, 1999 (Revised), are as follows:

                                                   Graphic    Specialty
                                                     Arts     Chemicals    Corporate      Total
                                                     ----     ---------    ---------      -----
Revenues ....................................... $1,373,481   $ 392,515    $      --    $ 1,765,996
                                                 ==========   =========    =========    ===========

Gross profit ................................... $  639,814   $ 145,389    $      --    $   785,203

General and administrative .....................    171,005     156,314      317,695        645,014
Executive services contributed by management ...         --          --      187,500        187,500
Depreciation and amortization ..................         --      11,703        1,320         13,023
Interest expense (income) ......................      8,536          --       (7,884)           652
                                                 ----------   ---------    ---------    -----------

        Net income (loss) ...................... $  460,273   $ (22,628)   $(498,631)   $   (60,986)
                                                 ==========   =========    =========    ===========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)--(Continued)

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

     Accordingly, the December 31, 2000 and March 31, 2000 Consolidated Balance Sheets have been revised for the above. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 1999 and 2000 amounting to $103,750 and $48,210, respectively. The Company recorded a $325,000 gain for the fair value of the cancellation of 400,000 shares of the Company's stock returned to the Company in connection with the settlement of claims arising from the discontinuance of the equipment division in fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996 for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the accumulated deficit balance on the Consolidated Balance Sheets. None of the above impacted working capital or total stockholders' equity.

     Accordingly, the Consolidated Statement of Operations for the three and nine months ended December 31, 2000 and 1999 have been revised to reflect the $62,500 of executive services contributed by management in each quarter. The above resulted in income and loss per share of $.00 for the three and nine months ended December 31, 2000 and 1999.

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

     The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world-wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company which are described in its Form 10, as amended.

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

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in
2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to our report on Form 10-Q for the period ended September 30, 2000 filed on December 20, 2000.

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments. See Note 6 above of Notes to Consolidated Financial Statements for a more complete description of such revisions.

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Revenues for the third quarter of fiscal 2001 were $1,281,608, a $412,861 or 48% increase over revenues of $868,747 in the third quarter of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales, particularly impacted by the one-time sale of $798,100 of UNIPROOF(R) inventory to the Alameda Company.

     Cost of Goods. Sold Cost of goods sold increased to $894,717 or 70% of revenues, for the quarter ended December 31, 2000 from $496,857 or 57% of sales, for the quarter ended December 31, 1999. This was primarily due to increased production of UNIPROOF(R) proofing paper.

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

     Executive Services Contributed by Management. Senior Executives of the Company contributed $62,500 of services in the quarters ended December 31, 2000 and 1999 which was recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had interest expense of $3,945 for the quarter ended December 31, 2000 compared with net interest expense of $993 in the corresponding 1999 period. The increase was the result of borrowings under the credit line obtained in June 2000 which were not offset by funds on deposit.

     Net Income. For the quarter ended December 31, 2000, net income totaled $54,106, or 4% of revenues, as compared to income of $48,562 or 6% of revenues for the quarter ended December 31, 1999.

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Revenues.   Revenues  for  the  first  nine  months  of  fiscal  2001  were
$2,854,703,  a $1,088,707  or 62% increase  over  revenues of  $1,765,996 in the first nine months of fiscal 2000. The increase in revenues was primarily due to an increase in UNIPROOF(R) sales, particularly impacted by the one-time sale of $798,100 of inventory to the Alameda Company.

     Cost of Goods Sold. Cost of goods sold increased to $1,965,943 or 69% of sales, for the nine months ended December 31, 2000 from $980,793 or 55% of sales, for the nine months ended December 31, 1999. This was primarily due to increased production of UNIPROOF(R) proofing paper.

     Gross Profit. Gross profit for the first nine months of fiscal year 2001 was $888,760, a $103,557 or 13% increase from $ 785,203 in the corresponding period of fiscal 2000. This increase was primarily attributable to increased UNIPROOF(R) sales, offset by the increase in cost of goods sold.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $723,352, or 25% of revenues for the nine months ended December 31, 2000 from $645,014, or 37% of revenues for the nine months ended December 31, 1999. The nine month 2000 figure also included a $53,396 net addition to the allowance for doubtful accounts receivable and higher professional fees related to filings with the U.S. Securities and Exchange Commission.

     Executive Services Contributed by Management. Senior Executives of the Company contributed $187,500 of services in the nine months ended December 31, 2000 and 1999 which were recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had interest expense of $8,875 for the first nine months ended December 31, 2000 compared with net interest expense of $652 in the corresponding 1999 period. The change was due to borrowings under the Company's credit line.

     Net Loss. For the nine months ended December 31, 2000, net loss totaled $44,122 as compared to a net loss of $60,986 for the nine months ended December 31, 1999. The decrease in the loss is primarily the result of the higher volume of UNIPROOF(R) sales.

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

     Going Concern

     From its inception in 1995 through March 31, 1999 the Company accumulated losses of $3,223,337. The Company had a net loss of $152,765 for the fiscal year ended March 31, 2000, which loss included a $250,000 non-cash charge for contributed executive services. Currently, results for the first three quarters of fiscal 2001 approximate results for the full year 2000. The Company also has in place a $1,000,000 credit facility and a distribution arrangement with the Alameda Company for its UNIPROOF(R) proofing paper. Because of these developments, the Company is not concerned about its ability to continue in business.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. None.

     (b) Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                   FORM 10-Q/A
                                DECEMBER 31, 2000


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