Form 10-K/A
period 2001-03-31
UNITED ENERGY CORP /NV/
filed 2002-02-13
CIK 1116734

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's common stock held by nonaffiliates on January 31, 2002 (based on the average of the bid and asked prices of the Common Stock on the over-the-counter market on such date) was $12,165,026.

As of January 31, 2002 there were 16,080,270 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                    (Please see list of Exhibits on page 22)

================================================================================

                               UNITED ENERGY CORP.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.   Business..........................................................   3

Item 2.   Properties........................................................   8

Item 3.   Legal Proceedings.................................................   8

Item 4.   Submission of Matters to a Vote of Security Holders...............   8

PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................   8

Item 6.   Selected Financial Data...........................................   9

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  10

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk........  16

Item 8.   Consolidated Financial Statements and Supplementary Data..........  16

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  17

PART III

Item 10.  Directors and Executive Officers of the Registrant................  18

Item 11.  Executive Compensation ...........................................  20

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management...................................................  21

Item 13.  Certain Relationships and Related Transactions....................  21

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................................  21

          Index to Exhibits.................................................  22

          Signatures........................................................  23

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

     The Company continued in this dormant state until October of 1995 when control of the Company was acquired by Mr. Ronald Wilen and Mr. Robert Seaman and several other investors. The purpose of the acquisition in 1995 was to enable Mr. Wilen and his associates to place certain privately held assets already owned by them into United Energy Corp. which would allow public investors to acquire an interest in such assets. In return the private investors could hope to achieve liquidity and a fair market valuation for their investments. The transfer of assets took place in March of 1996 with the acquisition of 100% of the shares of Nor Industries, Inc. . As a result of the acquisition of these assets in March 1996, United Energy Corp. became engaged primarily in the manufacture and sale of pressroom equipment for the printing industry.

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

     During the same time that the Company was engaged in the manufacture of printing equipment, it was also developing certain chemical products useful to the printing industry. In particular, the Company developed an environmentally-safe press wash to be used in cleaning ink from printing presses. When the Company discovered that a very small amount of the cleaning compound could be used to remove oil-based ink from an entire printing press, the Company began to explore the application of the compound to the cleaning and maintenance of producing oil and gas wells. All of the tests of this cleaning product, now re-named KH-30(R), proved to be successful and resulted in production increases of between two and five times from paraffin-affected oil and gas wells. After consulting petroleum engineering firms, the Company decided to focus on the manufacturing and marketing of its KH-30(R) oil well cleaner and, at the same time, decided to shut down the relatively expensive printing equipment manufacturing operation. This operation was discontinued during the fiscal year ended March 31, 1998.

     During the Company's five fiscal years ended March 31, 1997, 1998, 1999, 2000, and 2001 the efforts to achieve profitable operations through the sale of pressroom equipment, and research and development and initial marketing expense for the Company's current product lines resulted in cumulative losses totaling $3,780,418 (Revised).

     The senior officers of United Energy Corp. have drawn no salaries from the Company during the six-year period they have been managing the Company. In accordance with an accounting interpretation the Company has imputed salaries for senior officers even though no salaries were paid, which imputed salaries, along with other adjustments, have been charged against operating income or are an addition, as the case may be, to an operating loss.

     The Company's previously issued certified financial statements listed its cumulative loss since inception and through March 31, 2001 as $2,053,458. The accounting interpretation of imputing unpaid salaries of senior officers, along with other adjustments, results in a cumulative deficit of $3,780,418 or an increase of $1,726,960. However, the same accounting interpretation allows the Company to treat the imputed salaries which were never paid and the other adjustments as a contribution to capital. Consequently, the net result is that shareholders' equity as of the end of the most recent fiscal year, March 31, 2001, remains unchanged at $394,936.

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

Current Business Operations and Principal Products

     The Company's KH-30(R)oil and gas cleaning product was first tested in a producing oil and gas well in 1995 by Charles Bitters of Mineral Wells, Texas. Mr. Bitters' reaction was very favorable. Mr. Bitters then engaged a Petroleum Engineer, Mr. P.C. Gwaltney, who issued several reports during 1995 which were also very favorable with respect to KH-30(R)'s ability to remove paraffin. Among the next users of the product were Liberty Operating Company of Lake Dallas, Texas and Pefley Oil and Gas of West Falls, New York. Each used the product successfully during 1996.

     Thereafter, during 1997 and 1998 KH-30(R) was tested in a series of in-well applications initiated by Mark Voss, an engineer and chemist formerly with the Petrolite Corporation, in which United Energy worked with major oil companies and independents. Also through Mr. Voss, the KH-30(R) product was included in treatment programs carried out by Baker Petrolite and Champion International, two large firms providing chemical treatment programs to the oil and gas industry.

     As mentioned later in this Form 10-K/A, ChemTech, which is now owed by Smith International, has achieved favorable results with our KH-30(R) product since 1997. In March 2000, we entered into a joint marketing agreement with ChemTech which is described under "Marketing of KH-30" on page 5. Subsequently, ChemTech has approached us seeking a more formalized relationship which will guarantee them future access to the product.

     During the fiscal year ended March 31, 1998 the Company put in place a number of distributors for its KH-30(R) oil and gas well cleaner, entered into testing and evaluation arrangements with oil service companies both in the United States and internationally and proceeded to file patent applications on KH-30(R) in most of the major oil-producing countries around the world. As a result of these activities, as of March 31, 2001, KH-30(R) has been utilized in over 200 oil and gas wells, having many different characteristics, and located in many different regions of the world. When applied in accordance with United Energy's recommended procedures, KH-30(R) has generally resulted in production increases of between two and five times in paraffin-affected oil and gas wells. KH-30(R) is patented in OAPI (Africa) which includes these countries:
Burkina-Faso, Benin, Central African Republic, Congo, Cote d'Ivoire, Cameroon, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, Niger, Senegal, Chad and Togo. It is also separately patented in Australia, Nigeria, Russia, the United States and Venezuela. The Company has 13 additional country patent applications (including European Community and Canada) pending.

Description of KH-30

     KH-30(R) is an environmentally safe, non-petroleum-based product that is non-toxic and biodegradable. Moreover, the use of KH-30(R) in a well has additional beneficial effects "downstream" resulting in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process.

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

     In March 2000, a joint marketing agreement was entered into between United Energy and ChemTech, a company operating world wide in the design and administration of chemical treatment programs for the oil and gas industry.
ChemTech is located in the Louisiana oil and gas belt with easy access to the Gulf of Mexico. ChemTech is a division of Smith International Inc., a New York Stock Exchange listed company and a major player in the oil service industry worldwide. There are two elements of the marketing arrangement which should prove beneficial to United Energy. The first is that neither ChemTech nor Smith International has an in-house product which competes directly with KH-30(R), and the second is that the world-wide reputation of Smith International should help to provide credibility for United Energy's KH-30(R) product in the universe of the major oil producers. Through the end of our fiscal year ended March 31, 2001 our sales of KH-30(R) to or through ChemTech have amounted to approximately $290,000.

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

     United Energy's chemists have recently developed an environmentally safe fire-retardant agent named FR-15. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. A fire, once sprayed with an FR-15 mixture, will not re-ignite. This product can also be used to reduce odors, such as those from decomposing garbage, and for soil remediation following petroleum-based contamination. Our FR-15 product has been fully developed and tested by several municipal fire departments. However, because we anticipate applying for Underwriters Laboratory specifications with respect to the product, we have not had any sales of the product during the fiscal year ended March 31, 2001, but we do expect sales of FR-15 during the fiscal year ending March 21, 2002, although we cannot predict sales levels at this time.

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

     In January 2001, the Company introduced a marine growth inhibitor at the National Boat Show at the Javits Center in New York City. The marine growth inhibitor, which the Company has named "Bye Bye Barnacles", is another in the Company's line of environmental products in that it is non-toxic and biogradable, characteristics which the Company believes to be particularly appealing in fresh water marine applications, although the product has proven to be effective in both fresh and saltwater environments. During calendar 2001 the Company's chemists, have developed a new version of the product with improved coating characteristics and durability. A patent application on this product is in process. We expect to begin to generate sales of this product in our fiscal year ended March 31, 2002, but cannot at this time predict what the level of those sales might be.

Marketing

     United Energy markets its products primarily through independent distributors. This is particularly true of our UNIPROOF(R) proofing paper product where there are many well established distributors in the printing and graphic arts business.

     On September 22, 2000 we entered into an agreement with the Alameda Company of Anaheim, California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for our UNIPROOF(R) proofing paper. As part of the arrangement, Alameda bought all of our existing UNIPROOF(R) inventory for $798,100, and we have turned over to them all of our existing customers within the above territory.

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

Particular Circumstances Related to the Manufacture and Sale of the Company's Products

     All of the raw materials necessary for the manufacture of the Company's products are generally available from multiple sources, although the Company has negotiated favorable arrangements with its current suppliers and would have to repeat the process if one or more of its current suppliers were no longer to be able to supply the raw materials. As noted in Item 2, Properties on page 8, the Company owns no manufacturing facilities itself. The Company's chemical products are generally manufactured by contract blenders at a number of different locations. This method of manufacture has reduced the need for the

Company to invest in facilities and hire the employees to staff them. Chemical blenders are relatively easy to replace and are bound by confidentiality agreements, where appropriate, which obligate the recipient not to disclose or use proprietary information of the Company.

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

Employees

     At March 31, 2001, the Company employed ten persons and had available the services of five others under consulting or product/production cooperation arrangements. The latter arrangement also includes a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with the Company to manufacture or market one or more of the Company's products.

     None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

Research and Development

     All of the Company's principal products are fully developed and ready for market. This is the result of research and development expenditures averaging in excess of $250,000 per year over the three fiscal years ended March 31, 2001. The Company has had available the services of two research chemists and one production chemist, as well as two petroleum geologists, to aid in the development of its products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

Backlog

     Our order backlog both at the beginning of the last fiscal year and at the end of such year was insignificant as we generally ship product as orders are received.

Competition

     With respect to all of our specialty chemical products, we compete directly or indirectly with other producers of products with similar uses most of which are more established companies and have greater resources than we have. Generally, we attempt to compete by offering what we hope to be lower prices and better service. However, our KH-30(R) and AD-30 cleaners are more expensive, and with these products we attempt to compete by emphasizing product effectiveness and environmental safety.

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

     In the case of our UNIPROOF(R) proofing paper, our principal competition is E.I. duPont de Neumours and Co. which controls in excess of 95% of the U.S. proofing paper market of $80-$100 million per year. Currently, we have been able to compete with duPont in terms of what we hope to be better prices and service. We believe the market will continue to welcome an alternative to duPont and we plan to continue our current marketing practices.

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

Item 2.   Properties

     As of March 31, 2001, the Company had $96,695 in cash, inventory of $121,753, receivables of $970,433, patents valued at $139,511 and other assets totaling $1,585, as listed on its balance sheet. It rents 9,600 sq. feet of space at 600 Meadowlands Parkway, Secaucus, New Jersey 07094 at a monthly rent of $7,720. The Company uses independent non-affiliated contract chemical blending and manufacturing facilities in various locations around the United States for the manufacture of its products. The Company contracts the production of its products to independent manufacturers and blenders and its products are therefore produced at the manufacturing facilities of such entities. The Company owns no manufacturing facilities itself.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     As of January 31, 2002, there were 467 record holders of the Company's common stock and there were 16,080,270 shares outstanding. In addition, as of such date, there were a further 750,000 shares held in the name of the Company as treasury shares which were pledged as partial collateral for the Company's $1,000,000 credit line with Fleet Bank. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. Moreover, the Company's credit line with Fleet Bank does not allow the payment of dividends.

     The following table shows United Energy's high and low bid prices as quoted on the NASD Bulletin Board by quarter during each of the Company's last three fiscal years and on the OTC "Pink Sheets" since May 3, 2000. Such quotes reflect inter-dealer prices, without retail markup, mark-down or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

          FISCAL YEAR         QUARTER      HIGH BID     LOW BID
             1999         First Quarter          3.56       2.31
                          Second Quarter         2.97       1.31
                          Third Quarter          2.94       0.84
                          Fourth Quarter         2.50       1.44

             2000         First Quarter          1.88       1.13
                          Second Quarter         4.06       1.75
                          Third Quarter          2.94       1.72
                          Fourth Quarter         3.53       1.50

             2001         First Quarter          3.88       1.75
                          Second Quarter         2.70       1.40
                          Third Quarter          3.00       1.02
                          Fourth Quarter         1.81       1.02

             2002         First Quarter          1.11       0.75
                          Second Quarter         1.75       0.65
                          Third Quarter          1.00       0.73
                          Fourth Quarter*        1.45       0.83


*Through January 31, 2002

     The Company's common stock had been traded on the NASD Bulletin Board since 1995 under the symbol UNRG. On May 3, 2000 the Company's common stock began trading on the over-the-counter market. The change to the OTC ("pink sheets") market has disturbed many stockholders who fear their liquidity will be diminished. Thus far, the impact on the Company's ability to attract capital has been minimal. On January 31, 2002 the Company's stock price closed at $1.22 per share. The aggregate market value of the stock held by non-affiliates on January 31, 2002 was $12,165,026. For information concerning principal shareholders, please see "Security Ownership of Certain Beneficial Owners and Management".

     There were no sales of unregistered securities during the fiscal year ended March 31, 2001. Management believes that of those persons or entities which acquired restricted shares within the two years prior to January 31, 2002 approximately 1,000 of such shares which remain unsold are capable of being sold as of January 31, 2002 under Rule 144. In addition, management is, as of January 31, 2002, able to utilize Rule 144 to effect immediate sales of up to 321,605 shares, although management currently has no intention of making any such sales.

Item 6.   Selected Financial Data (Revised).

     The following revised selected consolidated financial information for the fiscal years ended March 31, 1997, 1998, 1999, 2000 and 2001 is derived from our audited financial statements and the notes thereto. The statement of operations information for the three-year period ended March 31, 2001 and the balance sheet information as of the end of each of the four fiscal years ended March 31, 2001 is derived from the consolidated financial statements of United Energy Corporation, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this annual report on Form 10-K/A. The statement of operations information for the year ended March 31, 1997, and the balance sheet information as of March 31, 1997, is derived from the consolidated financial statements of United Energy Corporation, which have been audited by Jones, Jensen and Company, independent public accountants. These statements include the $250,000 adjustment relating to executive services contributed by management in 1997 and are not included in this report. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes included elsewhere.

            FISCAL YEAR ENDED MARCH 31, 2001, 2000, 1999, 1998 , 1997

                Consolidated                            (Revised)     (Revised)     (Revised)     (Revised)    (Revised)
        Statement of Operations Data                      2001          2000          1999          1998         1997
        ----------------------------                      ----          ----          ----          ----         ----
Operating Revenues................................      3,482,915     2,585,556     1,191,583     1,942,142    1,172,551
Cost of goods sold................................      2,325,652     1,368,727     1,115,779     1,729,968      694,706
Gross profit......................................      1,157,263     1,216,829        75,804       212,174      477,845
Selling, G&A......................................      1,052,790     1,099,705       877,806       766,931      727,796
Executive Services Contributed by Management......        250,000       250,000       250,000       250,000      250,000
Interest income (expense), net....................        (10,236)       (2,424)        3,402       (14,427)      (3,159)
Net Income (Loss) before discontinued operations..       (404,316)     (152,765)   (1,056,034)     (821,616)    (506,724)
Income (Loss) from discontinued operations........              0             0       (35,333)      279,301     (480,321)
Income tax........................................              0             0             0             0            0
Net Income (Loss).................................       (404,316)     (152,765)   (1,091,367)     (542,315)    (987,045)
Retained deficit beginning........................     (3,376,102)   (3,223,337)   (2,131,970)   (1,589,655)    (602,610)
Retained deficit end..............................     (3,780,418)   (3,376,102)   (3,223,337)   (2,131,970)  (1,589,655)
Loss per share....................................          (0.03)        (0.01)        (0.07)         (0.04)      (0.07)
Cash dividends paid...............................              0             0             0             0            0

                  AS OF MARCH 31, 2001, 2000, 1999, 1998, 1997

                Consolidated                            (Revised)     (Revised)     (Revised)     (Revised)    (Revised)
             Balance Sheet Data                           2001          2000          1999          1998         1997
             ------------------                           ----          ----          ----          ----         ----
Total working capital.............................        172,118       318,651        41,448       199,142     (129,733)
Total assets......................................      1,411,699     1,314,843       565,749       569,762      257,835
Total liabilities.................................      1,016,763       765,591       289,232       301,628      342,686
Total long term debt..............................              0             0             0             0            0
Total stockholder's equity........................        394,936       549,252       276,517       268,134      (84,851)
Total shares outstanding..........................     15,830,270    15,830,270    15,731,270    15,199,936   14,458,616

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to those statements appearing elsewhere in this report on Form 10-K/A. In addition to historical information, the management's discussion and analysis of financial condition and results of operations as well as other parts of this report on Form 10-K/A may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.

Revision of Consolidated Financial Statements

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company recorded compensation for the executives' services that were contributed by management in the amount of $250,000 for each fiscal year commencing in 1996. Previously, no compensation expense was reflected, as none was paid. Generally Accepted Accounting Principles require that the fair value of these services be reflected as an expense with the offset reflected in additional paid-in-capital. Such expense has now been reflected retroactively to 1996.

     Accordingly, the 2001, 2000 and 1999 financial statements have been revised for the above, the effect of which increased the previously reported expenses $250,000 in each year for 2001, 2000 and 1999. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 2000 and 1999, amounting to $48,210 and $103,750, respectively. These adjustments resulted in losses of $404,316, $152,765, and $1,091,367, for the years ended 2001, 2000, and 1999. There was no related tax effect on the respective year's financial statements.

     The Company recorded a $325,000 gain for the fair value of the cancellation of 400,000 shares of the Company's stock returned to the Company in connection with the settlement of claims arising from the discontinuance of the equipment division in fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996 for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the beginning accumulated deficit balance of March 31, 1998 in the Consolidated Statements of Stockholders' Equity and the March 31, 2001 and 2000 accumulated deficit balances on the Consolidated Balance Sheets. The Company also revised the above statements and balance sheets to reflect the issuance of 50,000 shares of common stock in 1996, rather than in fiscal 2000 as previously recorded.

     The above resulted in losses per share amounts of $.03, $.01 and $.07, in 2001, 2000, and 1999, respectively.

     None of the above impacted working capital or total stockholders' equity at March 31, 1999, 2000 and 2001.

     The financial information presented in this amendment on Form 10-K/A has been revised to reflect the above financial statement revisions.

Overview

     During fiscal 1998, we changed our business to focus on environmentally-safe, specialty chemicals and closed our printing equipment division. Also during fiscal 1998, we had substantial revenues from a graphic arts distributorship. This activity added approximately $1,000,000 to our fiscal 1998 revenues but produced very little profit. We ceased to act as a distributor in 1999 when we began to manufacture our UNIPROOF(R) proofing paper. We are now selling this product to many of the customers we had serviced as a graphic arts distributor. During the Company's five fiscal years ended March 31, 1997, 1998, 1999, 2000 and 2001, the efforts to achieve profitable operations through the sale of pressroom equipment, and research and development and initial marketing expenses for the Company's current product lines resulted in cumulative losses totaling $3,780,418 (Revised).

     The senior officers of United Energy Corp. have drawn no salaries from the Company during the six year period they have been managing the Company. In accordance with an accounting interpretation, subsequent to March 31, 2001, the Company imputed salaries for senior officers even though no salaries were paid, which imputed salaries were charged against operating income or were an addition, as the case may be, to an operating loss.

     The Company's previously issued certified financial statements listed its cumulative operating loss since inception as $2,053,458. The accounting interpretation of imputing unpaid salaries of senior officers, along with other adjustments, results in a cumulative deficit of $3,780,418 or an increase of $1,726,960. However, the same accounting interpretation subsequent to March 31, 2001, allows the Company to treat the imputed salaries which were never paid, along with other adjustments, as a contribution to capital. Consequently, the net result is that shareholders' equity as of the end of the most recent fiscal year, March 31, 2001, remains unchanged at $394,936.

     The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company which are described above.

     In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A., in June 2000, the material terms of which are described below under "Liquidity and Capital Resources."

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

     Our largest customers accounted for 49%, 41% and 23% of revenues in each of the fiscal years ended March 31, 2001, 2000 and 1999. Our second largest customers accounted for 32%, 9% and 17%, respectively, in each of such years. No other customer accounted for more than 10% of our revenues during the same periods. Please see page 7 of this Form 10-K/A for a listing of our recent principal customers.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended March 31, 2001 (Revised) to Fiscal Year Ended March 31, 2000 (Revised)

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

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses decreased to $1,052,790, or 30% of sales, for the year ended March 31, 2001 from $1,099,705 or 43% of sales, for the year ended March 31, 2000. The percentage decrease was due primarily to a higher level of sales as compared to the relatively stable level of expenses.

     Executive Services Contributed by Management. Each of the years included an expense of $250,000 related to imputed but unpaid salaries for services contributed by senior management.

     Interest Expense, Net of Interest Income. Interest expense and interest income were not significant in either fiscal year.

     Net Loss. For the year ended March 31, 2001, we had a net loss of $404,316, as compared to a loss of $152,765 for the year ended March 31, 2000. The greater fiscal 2001 loss is the result of several factors. The primary factor was that we incurred unusual non-recurring costs related to our filings with the Securities and Exchange Commission in order to become a 1934 Act Reporting Company, primarily in the areas of unusually high accounting and filing fees. The second factor contributing to the loss was a litigation settlement and associated legal costs arising out of a lawsuit to which the Company believed it had substantial defenses but elected to settle because of the prospect of substantial additional legal defense costs. Together, these unusual costs amounted to more than $350,000.

Comparison of Fiscal Year Ended March 31, 2000 (Revised) to Fiscal Year Ended March 31, 1999 (Revised)

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

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $1,099,705, or 43% of sales, for the year ended March 31, 2000 from $877,806, or 74% of sales, for the year ended March 31, 1999. This increase was attributable primarily to the hiring of additional employees and outside consultants.

     Executive Services Contributed by Management. Each of the years included an expense of $250,000 related to imputed but unpaid salaries for services contributed by senior management.

     Interest Expense, Net of Interest Income. Interest expense and interest income were not significant in either fiscal year.

     Net Loss. For the year ended March 31, 2000, our net loss totaled $152,765, as compared to a loss of $1,091,367 for the year ended March 31, 1999. This smaller loss is the result of improvements in sales volume and production of higher margin products, in particular the UNIPROOF(R) proofing paper. The loss from discontinued operations was zero in fiscal 2000 compared to $35,333 in fiscal 1999. Excluding the loss from discontinued operations of $35,333 in fiscal 1999 would have resulted in a net loss from continuing operations in such year of $1,056,034.

Comparison of Fiscal Year Ended March 31, 1999 (Revised) to Fiscal Year Ended March 31, 1998 (Revised)

     Sales

     Sales decreased to $1,191,583 for the year ended March 31, 1999 from $1,942,142 for the year ended March 31, 1998. The $750,559, or 39%, decrease in sales was mainly attributable to decreased sales of printing equipment, due to the closing of that division. Our three largest customers accounted for 42% of revenues for the year ended March 31, 1999 compared with 68% for the year ended March 31, 1998.

     Cost of Sales

     Cost of sales for the year ended March 31, 1999 were $1,115,779 or 94% of sales, compared to $1,729,968 for the year ended March 31, 1998, or 89% of sales. The decrease in amount resulted primarily from the cessation of equipment manufacturing, and the increase in percentage of sales occurred because of reduced fiscal 1999 revenues.

Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $877,806, or 74% of sales, for the year ended March 31, 1999, from $766,931, or 39% of sales, for the year ended March 31, 1998. This increase of $110,875 stemmed primarily from increased research and development and the Company's efforts to introduce its KH-30(R) oil well cleaner. The increase in percentage of sales was due primarily to lower sales while these activities were occurring.

     Executive Services Contributed by Management. Each of the years included an expense of $250,000 related to imputed but unpaid salaries for services contributed by senior management.

     Interest Expense, Net of Interest Income. Interest expense and interest income were not significant in either fiscal year.

     Net Loss. For the year ended March 31, 1999, our net loss totaled $1,091,367 as compared to a net loss of $542,315 for the year ended March 31, 1998. This increase in the amount of loss can be attributed to lower overall sales and to increased expenditures in fiscal 1999 related to efforts to introduce KH-30(R) and development expenses for the UNIPROOF(R) proofing paper. The fiscal 1999 loss from discontinued operations was $35,333 compared with fiscal 1998 income of $279,301, which amount included an extraordinary gain of $325,000 experienced in fiscal 1998 due to the cancellation of shares returned to the Company as a result of the settlement of claims arising from the discontinuance of the equipment division. Excluding the loss from discontinued operations in fiscal 1999 would have resulted in an overall loss in such year from continuing operations of $1,056,034. The loss from continuing operations was $821,616 for fiscal 1998.

Liquidity and Capital Resources

     Since the acquisition of United Energy in 1995, we have financed our operations through loans and equity contributions from principals (namely Mr. Ronald Wilen and Mr. Robert Seaman), and from third parties supplemented by funds generated by our business. As of March 31, 2001, we had $96,695 in cash, accounts receivable of $970,433 and inventories of $121,753. The principal shareholders of the Company remain committed to provide funds as needed, although it is not anticipated that such contributions from principals will be necessary.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $59,882 for the fiscal year ended March 31, 2001 from ($466,560) for the fiscal year ended March 31, 2000, a total increase of $526,442.

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

     In June 2000, the Company obtained a $1,000,000 line of credit from Fleet Bank, N.A. Borrowings under the credit line bear interest at the bank's prime rate, payable monthly. Amounts owed under the credit line are subject to repayment on demand at any time and for any reason. Borrowings under the line must be reduced to zero for a period of 30 consecutive days in any twelve month period. Amounts borrowed under the credit line are secured by the following:

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

     The credit line also carries certain income and balance sheet tests that the Company must meet quarterly and annually. The several documents setting forth the Company's rights and obligations with respect to the credit line are filed as exhibits to our registration statement, as amended on Form 10/A1, filed December 20, 2000, and readers are referred to them for more complete information.

     Through March 31, 2001, the Company had borrowed a maximum of $160,000 under the credit line for working capital to fill orders for its UNIPROOF(R) proofing paper. This amount was subsequently repaid. Any projections of future cash needs and cash flows are subject to substantial uncertainty. We believe that our current cash, cash equivalents and available borrowings under our credit facility will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. There were no amounts due at March 31, 2001 and the full line was available to use.

     Furthermore, the revenues from the Company's UNIPROOF(R) proofing paper have reduced the need for outside financing, except to the extent that additional working capital is required to support increasing sales. One of the beneficial effects of the Alameda contract is to diminish the need for the Company to carry ever higher levels of UNIPROOF(R) inventory, thereby reducing its working capital needs.

Reporting by Segments

     The Company considers itself to be primarily a specialty chemicals company because of its decision in fiscal 1998 to close its printing equipment division and focus primarily on the sale of its KH-30(R) oil well cleaner and related products. However, a significant portion of its revenues has been related to the printing and the graphic arts industry. This will continue to be the case in the future if sales of our UNIPROOF(R) proofing paper increase. Also, during the past three fiscal years, the Company has derived additional revenues by acting as a graphic arts products distributor.

     The following table shows the proportion of total revenues by segment in each of the last three fiscal years.

                                                                        Specialty
Fiscal Year                                                           Graphic Arts        Chemicals
-----------                                                           ------------        ---------
  1999..........................................................         $ 890,458        $ 301,125
  2000..........................................................         1,970,701          614,855
  2001..........................................................         3,190,824          292,091

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

Item 8.   Consolidated Financial Statements and Supplementary Data

     Consolidated financial statements as of March 31, 2001 and 2000, as revised, and for the fiscal years ended March 31, 2001, 2000 and 1999, as revised, are included as part of this annual report on Form 10-K/A.

Certain quarterly information is presented below.

                   Revised Unaudited Quarterly Financial Data
                             Consolidated Statements
                                  of Operations
                        Fiscal Year ended March 31, 2001

                                                     Revised          Revised          Revised          Revised          Revised
                                                   1st Quarter      2nd Quarter      3rd Quarter      4th Quarter      Fiscal Year
                                                   -----------      -----------      -----------      -----------      -----------
Operating revenues ..........................     $    836,332     $    736,763     $  1,281,608     $    628,212     $  3,482,915
Cost of goods sold ..........................          546,330          524,896          894,717          359,709        2,325,652
Gross profit ................................          290,002          211,867          386,891          268,503        1,157,263
General and administrative ..................          303,344          158,053          261,955          329,438        1,052,790
Executive Services ..........................           62,500           62,500           62,500           62,500          250,000
Depreciation and amortization ...............            4,385            4,385            4,385            3,417           16,572
Interest expense (income) ...................              934            3,995            3,945            1,362           10,236
Legal settlement ............................               --               --               --         (231,981)        (231,981)
Income(Loss)from continuing operations ......          (81,161)         (17,066)          54,106         (360,195)        (404,316)
Income tax ..................................               --               --               --               --               --
Net income (loss) ...........................          (81,161)         (17,066)          54,106         (360,195)        (404,316)
Retained earnings (deficit), beginning ......     $ (3,376,102)    $ (3,457,263)    $ (3,474,329)    $ (3,420,223)    $ (3,376,102)
Retained Earnings (deficit), ending .........     $ (3,457,263)    $ (3,474,329)    $ (3,420,223)    $ (3,780,418)    $ (3,780,418)
Per share information:
Earnings (loss) per share - basic and diluted     $      (0.01)    $       0.00     $       0.00     $      (0.02)    $      (0.03)
Weighted average shares outstanding .........     $ 15,830,270       15,830,270       15,830,270       15,830,270       15,830,270
Cash dividends paid .........................     $       0.00     $       0.00     $       0.00     $       0.00     $       0.00


                   Revised Unaudited Quarterly Financial Data
                             Consolidated Statements
                                  of Operations
                        Fiscal Year ended March 31, 2000

                                                     Revised           Revised         Revised          Revised          Revised
                                                   1st Quarter      2nd Quarter      3rd Quarter      4th Quarter          Year
                                                   -----------      -----------      -----------      -----------          ----
Operating revenues ..........................     $    502,616     $    394,633     $    868,747     $    819,560     $  2,585,556
Cost of goods sold ..........................          280,260          203,676          496,857          387,934        1,368,727
Gross profit ................................          222,356          190,957          371,890          431,626        1,216,829
General and administrative ..................          189,721          200,013          255,280          454,690        1,099,705
Executive Services ..........................           62,500           62,500           62,500           62,500          250,000
Depreciation and amortization ...............            4,553            3,915            4,555            4,443           17,465
Interest expense (income) ...................           (1,343)           1,002              992            1,772            2,424
Income (loss) from continuing operations ....          (33,075)         (76,473)          48,563          (91,780)        (152,765)
Income tax ..................................               --               --               --               --               --
Net income (loss) ...........................          (33,075)         (76,473)          48,563          (91,780)        (152,765)
Retained Earning (deficit), beginning .......     $ (3,223,337)    $ (3,256,412)    $ (3,332,885)    $ (3,284,324)    $ (3,223,337)
Retained Earning (deficit), ending ..........     $ (3,256,412)    $ (3,332,885)    $ (3,284,324)    $ (3,376,102)    $ (3,376,102)
Per share information:
Earnings (loss) per share - basic and diluted     $       0.00     $       0.00     $       0.00     $       0.00     $      (0.01)
Weighted average shares outstanding .........       15,753,770       15,776,270       15,811,053       15,834,180       15,790,853
Cash dividends paid .........................     $       0.00     $       0.00     $       0.00     $       0.00     $       0.00

     The financial information appearing above conforms with our Forms 10-Q, as amended, for the periods in question.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements between the Company and our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     SHAREHOLDINGS OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 31, 2001
                              AND JANUARY 31, 2002

                                                                                          Amount of
                                                                                         and Nature
                                                          Name & Address                 Beneficial      Percent
Title of Class                                          of Beneficial Owner               Ownership     of Class*
--------------                                          -------------------               ---------     ---------
Common Stock.....................................      Ronald Wilen                       3,570,000        22.5%
                                                       United Energy Corp.                (Direct)
                                                       600 Meadowlands Pkwy.
                                                       Secaucus, N.J. 07094

Common Stock.....................................      Robert L. Seaman                   1,861,627        11.8%
                                                       515 Madison Ave. (Direct)          (Direct)
                                                       New York, NY 10022

Total of all shareholdings of directors and
officers as of March 31, 2001 and January 31, 2002*                                       5,431,627*       34.3%*

*please see information below regarding directors elected on August 22, 2001.

     As reported in its Form 10-Q for the period ended September 30, 2001 the shareholders of the Company elected the following individuals as directors of the Company at a meeting held on August 22, 2001.

     Reginald L. Babcock
     Martin Rappaport
     Robert L. Seaman
     Thomas F. Spencer
     Ronald Wilen

     The Directors elected on August 22, 2001, other than Mr. Seaman and Mr. Wilen, have shareholdings as follows: Mr. Babcock -0; Mr. Rappaport - 677,310; Mr. Spencer - 0. Including Mr. Rappaport's shareholdings in the above table would result in total shareholdings of directors and officers of 6,108,937 shares, or 37.9% of the outstanding shares.

     In addition, as reported in the Company's proxy statement, Mr. Rappaport owns the company from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The lease term extends to September 30, 2002. The Company pays $92,640 per year under this lease.

     There are no arrangements known to the Company which could result in a change of control of the Company.

                        DIRECTORS AND EXECUTIVE OFFICERS

     The following table shows the positions held by the Company's executive officers during the fiscal year ended March 31, 2001 and as of January 31, 2002. Directors are elected annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                                  Age       Position                              Held Such Positions Since
----                                  ---       --------                              -------------------------
Ronald Wilen...................        63       President, Director*                           1995
Robert Seaman..................        59       Executive Vice President,                      1995
                                                Secretary/Treasurer, Director

     *In August 2001 Mr. Wilen became Chairman of the Board of the Company in order to make available the position of President for an experienced marketing executive.

There are no family relationships among Officers and/or Directors, including among the Directors elected on August 22, 2001.

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

Robert L. Seaman

     Since October 1995 Mr. Seaman has served as the Executive Vice President, Secretary/Treasurer and General Counsel of United Energy Corp. From April through October of 1995, Mr. Seaman assisted in the acquisition of United Energy.

     For the same period Mr. Seaman has continued to serve a number of clients as a private corporate attorney practicing from an office at 515 Madison Ave. New York, NY 10022 as a member of the firm of Seaman & Wehle, attorneys. Mr. Seaman has been a practicing attorney in New York since 1969, primarily in the areas of corporate, securities and commercial law. Mr. Seaman spends approximately 40% of his business time on the affairs of United Energy.

     Mr. Seaman serves on the boards of directors of several private, non-public companies. Also, since January 1999 he has held the position of President and Director of Quantitative Methods Corporation. Quantitative has a class of securities registered under Section 15(d) of the Securities Exchange Act and is publicly traded. Quantitative is an early development stage company headquartered in Montreal, Canada which hopes to acquire and develop a portfolio of emerging technology companies. Mr. Seaman spends approximately 10% of his business time on the affairs of Quantitative Methods.

     Set forth below is a brief statement of the business backgrounds of each of the persons, other than Mr. Seaman and Mr. Wilen, who was elected a director of the Company on August 22, 2001, in each case covering at least the last five years.

Reginald L. Babcock, Age 50

     Mr. Babcock is an attorney with Killian, Donohue & Shipman LLC in Hartford, Connecticut. He was Vice President, General Counsel & Secretary of CTG Resources until 2000. Currently he specializes in consulting to companies on matters of corporate governance. He currently serves as Secretary to the Company (replacing Mr. Seaman in such role) and serves on the boards of several private companies.

Martin Rappaport, Age 66

     Mr. Rappaport is self-employed, and develops and manages commercial and residential real estate interests (including office space leased to United Energy), having done so for the past 30 years. He is active with, and a contributor to, Blythedale Childrens Hospital in Valhalla, New York.

Thomas Spencer, Age 57

     Mr. Spencer is a principal in Hawkeye Management and Research which is focused on corporate restructuring and private investment management. From 1975 and 1979 he was employed by Phelps Dodge Corporation in various financial roles; from 1979 to 1980 by A.T. Kearney, Management Consultants, in strategy development; and from 1980 to 1988 he was Vice President, Planning at Crane Co. Subsequently he worked as an investment banker and restructuring specialist for a Wall Street firm. In 1993 and 1994 he served as a Senior Advisor to the Polish Ministry of Privatization, specializing in business restructuring, and later performed similar functions in Russia and China. Mr. Spencer also serves on the boards of, or advisor to, several New York based non-profit and charitable organizations.

     As of March 31, 2001, there were no persons other than Mr. Wilen and Mr. Seaman who could be deemed either "promoters" or "controlling persons" with respect to United Energy Corp.

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

                           SUMMARY COMPENSATION TABLE


                                                       Annual Compensation                Long-Term Compensation
                                                       -------------------                ----------------------
                                                                        Other                 Securities                 All
                                                                       Annual   Restricted    Underlying                Other
Name and                              Fiscal                           Compen-     Stock        Options      LTIP      Compen-
Principal Position                     Year      Salary       Bonus    sation      Award         SARS       Payouts    sation
------------------                     ----      ------       -----    ------      -----         ----       -------    ------
Ronald Wilen,....................      2001         0           0        (1)         0             0           0          0
  President                            2000         0           0        (1)         0             0           0          0
                                       1999         0           0        (1)         0             0           0          0

Robert Seaman,...................      2001         0           0         0          0             0           0          0
  Executive Vice President             2000         0           0         0          0             0           0          0
                                       1999         0           0         0          0             0           0          0

     (1) During the fiscal year ended March 31, 2001, the Company paid for an automobile used by Mr. Wilen under a monthly lease of $450. It also paid for medical insurance for Mr. Wilen at a rate of $556.59 per month. Even though no salaries were received by Messrs. Wilen and Seaman, the Company's revised financial statements reflect imputed salaries for these individuals totalling $250,000 for each of the above fiscal years.

     On May 3, 1999, the Company adopted a comprehensive stock option plan for its officers, employees and consultants. Also, on May 3, 1999 the board of directors of the Company acting in its capacity as the stock option committee awarded options to purchase 750,000 shares of the Company's common stock to each of Mr. Wilen and Mr. Seaman. The options so granted were exercisable at a price of $1.50 per share (the closing price on the date of grant) and were valid for a term of 10 years. However, none of such options were exercised and the option plan lapsed by its terms because it was not approved by the shareholders. A similar substitute plan was approved by the shareholders on August 22, 2001. No options have been granted to Mr. Wilen or Mr. Seaman under such plan.

                        OPTIONS/SAR GRANTS IN FISCAL YEAR
                              ENDED MARCH 31, 2001


                                 Individual Grants
                                 -----------------
                               Number of     Percent of
                              Securities   Total Options/                                   Potential Realization
                              Underlying        SARS                                      Value at Assumed Rates of
                               Options/      Granted to    Exercise of                    Stock Price Appreciation
                                 SARS         Employees    Base Price   Expiration                   For
Name                            Granted    in Fiscal Year    ($/SH)        Date                  Option Term
----                            -------    --------------    ------        ----                  -----------
                                                                                             5%($)         10%($)
Ronald Wilen-                   none
Robert Seaman-                  none

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 31, 2001 and as of January 31, 2002, information regarding the beneficial ownership of shares by each person known by the Company to own more than five percent of the outstanding shares.

                       HOLDERS OF GREATER THAN 5% OF CLASS

                                      Name & Address                           Amount of and Nature
Title of Class                      of Beneficial Owner                        Beneficial Ownership  Percent of Class
--------------                      -------------------                        --------------------------------------
Common Stock                       Ronald Wilen                                       3,570,600         22.5%
                                   United Energy Corp.                                (Direct)
                                   600 Meadowlands Pkwy.
                                   Secaucus, N.J. 07094

Common Stock                       Robert L. Seaman                                   1,861,627         11.8%
                                   515 Madison Ave.                                   (Direct)
                                   New York, NY 10022

Total of all shareholdings of
holders of more than five percent.                                                    5,431,627         34.3%

Item 13.  Certain Relationships and Related Transactions.

     During the fiscal year ended March 31, 2001 no officer, director, nominee for election as a director or associate of such officer, director or nominee is, or was, indebted to the Company or engaged in any other transactions with the Company. However, Mr. Martin Rappaport, who owns the company from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey, was elected a director on August 22, 2001. The lease term extends to September 30, 2002. The Company pays $92,640 per year under this lease. No other such transactions are proposed.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The financial statement schedules and exhibits filed as a part of this annual report on Form 10-K/A are as follows:

     Financial Statement Schedules     Schedule II - Schedule of Valuation and
                                       Qualifying Accounts -filed with Form 10-K on June 29, 2001 and re-filed herewith.

     Exhibits: All of the exhibits listed below are incorporated by reference as follows.

                                INDEX TO EXHIBITS

Exhibit
Number    Item
------    ----

(3)       (I)       Articles of Incorporation*

          (IA)      Amendment adopted August 22, 2001***

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

          (f)       2001 Equity Incentive Plan adopted August 22, 2001***

(11)      Statement re Computation of Per Share Earnings*

(12)      Statement re Computation of Ratios (not applicable)

(13)      Annual Report to Shareholders  (not applicable)

(16)      Letter re Change in Certifying Accountant*

(18)      Letter re Accounting Principles (not applicable)

(21)      List of Subsidiaries*

          *filed with original Form 10 on June 20, 2000.

          **filed with Amendment No. 1 to Form 10 on December 20, 2000

          ***filed with Form 10-Q for period ended September 30, 2001 and incorporated herein by reference.

Reports on Form 8-K:     None

                                   SIGNATURES

     Pursuant to the requirements of Sections 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNITED ENERGY CORPORATION
                                  (Registrant)


By   \s\  Ronald Wilen                                          January 31, 2002
     -----------------------------------                        ----------------
          Ronald Wilen, President                                     Date

By   \s\  Robert L. Seaman                                      January 31, 2002
     -----------------------------------                        ----------------
          Robert L. Seaman, Principal Financial Officer               Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     \s\  Ronald Wilen                                          January 31, 2002
     -----------------------------------                        ----------------
          Ronald Wilen, Director                                      Date

     \s\  Robert L. Seaman                                      January 31, 2002
     -----------------------------------                        ----------------
          Robert L. Seaman, Director                                  Date

     \s\  Reginald L. Babcock                                   January 31, 2002
     -----------------------------------                        ----------------
          Reginald L. Babcock, Director                               Date

     \s\  Andrea Pampanini                                      January 31, 2002
     -----------------------------------                        ----------------
          Andrea Pampanini, Director                                  Date

     \s\  Martin Rappaport                                      January 31, 2002
     -----------------------------------                        ----------------
          Martin Rappaport, Director                                  Date

     \s\  Thomas F. Spencer                                     January 31, 2002
     -----------------------------------                        ----------------
          Thomas F. Spencer, Director                                 Date

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2001 (REVISED) AND 2000 (REVISED)
TOGETHER WITH AUDITORS' REPORT

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                      Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..........................       F-2

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets as of March 31, 2001 (Revised)
         and 2000 (Revised).......................................       F-3
     Consolidated Statements of Operations for the Years Ended
         March 31, 2001 (Revised), 2000 (Revised) and
         1999 (Revised)...........................................       F-4
     Consolidated Statements of Stockholders' Equity for the
         Years Ended March 31, 2001 (Revised), 2000 (Revised)
         and 1999 (Revised).......................................       F-5
     Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2001 (Revised), 2000 (Revised) and
         1999 (Revised)...........................................       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (REVISED)..............    F-7-F-16

SCHEDULE II - Schedule of Valuation and Qualifying Accounts.......   Schedule II

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

Subsequent to the issuance of its March 31, 2001 financial statements, the Company recorded compensation for the executives' services that were contributed by management in the amount of $250,000 for each fiscal year commencing in 1996. In addition, certain other adjustments were reflected, as discussed in Note 14. None of these adjustments impacted working capital or total stockholders' equity. The financial statements presented have been revised to reflect the above.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts - Schedule II of this Form 10-K/A for the three years ended March 31, 2001 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


New York, New York                                   \s\ ARTHUR ANDERSEN LLP

June 12, 2001 (except with respect to the matters discussed in Note 14, as to which the date is July 20, 2001, respectively)

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2001 (Revised) AND 2000 (Revised)

                                                                                         2001           2000
                                                                                         ----           ----
                                                                                       (Revised)     (Revised)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................................   $    96,695    $    46,008
     Accounts receivable, net of allowance for doubtful accounts of
         $71,656 and $18,260, respectively .......................................       970,433        445,949
     Inventory ...................................................................       121,753        592,285
                                                                                     -----------    -----------
              Total current assets ...............................................     1,188,881      1,084,242
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
     amortization of $19,847 and $17,320, respectively ...........................         7,134          9,661
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $11,935 and $7,957, respectively        74,588         78,566
     Patent, net of accumulated amortization of $19,545 and $9,479 respectively ..       139,511        140,789
     Other assets ................................................................         1,585          1,585
                                                                                     -----------    -----------
              Total assets .......................................................   $ 1,411,699    $ 1,314,843
                                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit ....................................................   $        --    $     5,697
     Accounts payable and accrued expenses .......................................       636,754        385,176
     Accounts payable to shareholder .............................................       350,000        350,000
     Related party loans payable .................................................        30,009         24,718
                                                                                     -----------    -----------
              Total current liabilities ..........................................     1,016,763        765,591
                                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
     Common stock: $0.01 par value 100,000,000 shares authorized; 16,580,270 and 15,830,270 shares issued and 15, 830,270 and 15,830,270 shares
         outstanding as of March 31, 2001 and 2000, respectively .................       158,302        158,302
     Additional paid-in capital ..................................................     4,042,052      3,792,052
     Stock subscription receivable ...............................................       (25,000)       (25,000)
     Accumulated deficit .........................................................    (3,780,418)    (3,376,102)
                                                                                     -----------    -----------
              Total stockholders' equity .........................................       394,936        549,252
                                                                                     -----------    -----------
              Total liabilities and stockholders' equity .........................   $ 1,411,699    $ 1,314,843
                                                                                     ===========    ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED MARCH 31, 2001(Revised), 2000 (Revised) AND 1999 (Revised)


                                                               2001            2000            1999
                                                               ----            ----            ----
                                                            (Revised)       (Revised)        (Revised)
REVENUES, net .........................................   $  3,482,915    $  2,585,556    $  1,191,583
COST OF GOODS SOLD ....................................      2,325,652       1,368,727       1,115,779
                                                          ------------    ------------    ------------
   Gross profit .......................................      1,157,263       1,216,829          75,804
                                                          ------------    ------------    ------------

OPERATING EXPENSES:
   General and administrative .........................      1,052,790       1,099,705         877,806
   Executive Services Contributed by Management .......        250,000         250,000         250,000
   Depreciation and amortization ......................         16,572          17,465           7,434
                                                          ------------    ------------    ------------
   Total operating expenses ...........................      1,319,362       1,367,170       1,135,240
   Income (Loss) from operations ......................       (162,099)       (150,341)     (1,059,436)

OTHER INCOME (EXPENSE), net:
   Interest income ....................................          1,581          10,028           4,770
   Interest expense ...................................        (11,817)        (12,452)         (1,368)
   Legal settlement ...................................       (231,981)             --              --
                                                          ------------    ------------    ------------
           Total other income (expense), net ..........       (242,217)         (2,424)          3,402
                                                          ------------    ------------    ------------
           Net Income (Loss) from continuing operations       (404,316)       (152,765)     (1,056,034)

INCOME (LOSS) FROM DISC. OPERATIONS (Note 10) .........             --              --         (35,333)
                                                          ------------    ------------    ------------
           Net Income (Loss) ..........................   $   (404,316)   $   (152,765)   $ (1,091,367)

BASIC AND DILUTED LOSS PER SHARE:
   Income (Loss) from continuing operations ...........   $      (0.03)   $      (0.01)   $      (0.07)
   Loss from discontinued operations ..................            -.-             -.-             -.-
                                                          ------------    ------------    ------------
           Total basic loss per share .................   $      (0.03)   $      (0.01)   $      (0.07)
                                                          ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, basic and diluted .....................     15,830,270      15,790,853      15,405,635
                                                          ============    ============    ============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED MARCH 31, 2001 (Revised), 2000 (Revised) AND 1999 (Revised)

                                                                             Additional     Stock
                                                         Common Stock         Paid-In    Subscription   Accumulated
                                                      Shares       Amount     Capital     Receivable      Deficit         Total
                                                      ------       ------     -------     ----------      -------         -----
BALANCE, March 31, 1998
As originally stated ............................   15,149,936   $151,499   $ 1,851,605    $(103,000)   $ (1,631,970)  $   268,134
     Adjustments ................................       50,000        500       499,500                    (500,000)
BALANCE, March 31, 1998 (revised) ...............   15,199,936   $151,999   $ 2,351,105    $(103,000)   $(2,131,970)   $   268,134
     Common stock issued ........................      400,000      4,000       496,000           --             --        500,000
     Common stock issued to acquire
         Green Globe Industries, Inc. ...........       30,000        300        50,700           --             --         51,000
     Common stock issued to former
         shareholder ............................        1,334         13           (13)          --             --             --
     Common stock issued for services
         received ...............................      100,000      1,000       242,750           --             --        243,750
     Receipt of cash from and write-off of
         portion of stock subscription
         receivable .............................           --         --       (23,000)      78,000             --         55,000
     Executive services contributed by management           --         --       250,000           --             --        250,000
     Net Income (Loss) ..........................           --         --            --           --     (1,091,367)    (1,091,367)
                                                    ----------   --------   -----------    ---------    -----------    -----------
BALANCE, March 31, 1999 .........................   15,731,270    157,312     3,367,542      (25,000)    (3,223,337)       276,517
     Common stock issued for
         services received ......................       99,000        990       174,510           --             --        175,500
     Executive services contributed by management           --         --       250,000           --             --        250,000
     Net loss ...................................           --         --            --           --       (152,765)      (152,765)
                                                    ----------   --------   -----------    ---------    -----------    -----------
BALANCE, March 31, 2000 .........................   15,830,270    158,302     3,792,052      (25,000)    (3,376,102)       549,252
     Executive services contributed by management           --         --       250,000           --             --        250,000
     Net Income (Loss) ..........................           --         --            --           --       (404,316)      (404,316)
                                                    ----------   --------   -----------    ---------    -----------    -----------
BALANCE, March 31, 2001 .........................   15,830,270   $158,302   $ 4,042,052    $ (25,000)   $(3,780,418)   $   394,936
                                                    ==========   ========   ===========    =========    ===========    ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001 (REVISED), 2000 (REVISED) AND 1999 (REVISED)

                                                                     2001          2000         1999
                                                                     ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................   $(404,316)   $(152,765)   $(1,091,367)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
       Depreciation and amortization ..........................      16,572       17,465          7,434
       Noncash consulting expense .............................          --      175,500        243,750
       Executive services contributed by management ...........     250,000      250,000        250,000
   Changes in operating assets and liabilities-
       (Increase) decrease in accounts receivable .............    (524,484)    (336,212)        37,942
       Decrease (increase) in inventory .......................     470,532     (543,790)       (19,366)
       Decrease (increase) in other assets ....................          --        3,154           (939)
       Increase (decrease) in accounts payable and accrued
           expenses ...........................................     251,578      120,088        (55,646)
                                                                  ---------    ---------    -----------
           Net cash provided by (used in) operating activities       59,882     (466,560)      (628,192)
                                                                  ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisition of property and equipment .........          --           --         (1,506)
   Payments for patent ........................................      (8,789)     (16,151)       (76,744)
                                                                  ---------    ---------    -----------
           Net cash used in investing activities ..............      (8,789)     (16,151)       (78,250)
                                                                  ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit .................................    (165,697)      (6,370)        (6,949)
   Proceeds from line of credit ...............................     160,000           --             --
   Proceeds from loans payable to related party ...............       5,291       12,641          6,577
   Proceeds from accounts due to shareholder ..................          --      350,000             --
   Proceeds from stock subscription receivable ................          --           --         55,000
   Proceeds from issuance of common stock .....................          --           --        500,000
                                                                  ---------    ---------    -----------
           Net cash (used in) provided by financing activities         (406)     356,271        554,628
                                                                  ---------    ---------    -----------
           Net increase (decrease) in cash and cash equivalents      50,687     (126,440)      (151,814)
CASH AND CASH EQUIVALENTS, beginning of year ..................      46,008      172,448        324,262
                                                                  ---------    ---------    -----------
CASH AND CASH EQUIVALENTS, end of year ........................   $  96,695    $  46,008    $   172,448
                                                                  =========    =========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for-
       Interest ...............................................   $  11,198    $  12,452    $     1,368
       Income taxes ...........................................       5,066          800            600
SUPPLEMENTAL DISCLOSURES OF NONCASH
   ACTIVITIES:
   Forgiveness of stock subscription receivable ...............   $      --    $      --    $    23,000
   Common stock issued for acquisition of Green
       Globe Industries, Inc. .................................          --           --         51,000
DETAILS OF ACQUISITION:
   Fair value of assets acquired ..............................   $      --    $      --    $     8,099
   Goodwill ...................................................          --           --         86,523
   Liabilities assumed ........................................          --           --        (43,622)
                                                                  ---------    ---------    -----------
           Fair value of common stock issued ..................   $      --    $      --    $    51,000
                                                                  =========    =========    ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 2001 (Revised), 2000 (Revised) AND 1999 (Revised)


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

     In January 2001, the Company introduced a marine growth inhibitor at the National Boat Show at the Javits Center in New York City. The marine growth inhibitor, which the Company has named "Bye Bye Barnacles", is another in the Company's line of environmental products in that it is non-toxic and biodegradable, characteristics which the Company believes to be particularly appealing in fresh water marine applications, although the product has proven to be effective in both fresh and saltwater environments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of United Energy Corporation and its wholly-owned subsidiaries Nor-Graphic Industries and Green Globe Industries, Inc. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Property and equipment consists of the following at March 31, 2001 and 2000:

                                                            2001          2000
                                                            ----          ----

Furniture and fixtures .............................     $ 18,707      $ 18,707
Machinery and equipment ............................        5,597         5,597
Leasehold improvement ..............................        2,677         2,677
                                                         --------      --------
                                                           26,981        26,981
Less- Accumulated depreciation and amortization ....      (19,847)      (17,320)
                                                         --------      --------
Property and equipment, net ........................     $  7,134      $  9,661

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

     Significant Customers

     The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2001, 2000 and 1999, are as follows:

                                               2001           2000          1999
                                               ----           ----          ----

Customer A ............................         0%             0%           23%
Customer B ............................        32             40            17
Customer C ............................         0              0             2
Customer D ............................        49              0             0

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition. In June 2000, the SEC issued SAB 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company believes that implementation of this SAB has not had any material impact on its financial position or its results of operations.

3.   INVENTORY

     Inventory consists of the following as of March 31, 2001 and 2000:

                                                        2001              2000
                                                        ----              ----

Paper ....................................           $ 59,190           $507,987
Blended chemical .........................             59,955             76,601
Film .....................................                 --              5,040
Other raw materials ......................              2,608              2,657
                                                     --------           --------
Total inventory ..........................           $121,753           $592,285
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

     The line of credit is subject to certain covenants, including financial covenants to which the Company must adhere on a quarterly or annual basis. At March 31, 2001, the Company was not in compliance with the financial covenants. The bank provided the Company with a letter acknowledging the default of the covenants as of March 31, 2001. Although the bank has not exercised its rights to demand payment in full of the amounts due and owing at March 31, 2001, which is $0, the bank reserves all of its rights and remedies at law, in equity, under the loan agreement, including the rights with respect to the collateral.

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

     In August 2000, one of the Company's customers commenced an action against the Company and its Green Globe subsidiary claiming damages from the faulty installation of a paint stripping system. The Company believed that they had substantial defenses in the case, however, in an attempt to minimize litigation costs they elected to mediate the case. This resulted in a settlement agreement pursuant to which the Company will pay the customer a total of $154,000. The Company incurred legal fees of approximately $78,000. The settlement occurred in 2001 and the Company recorded all costs related to the settlement in the current year's financials under other income and expense.

     During the year ended March 31, 2000, the Company reached a settlement with a former consultant of the Company, in reference to a lawsuit filed by the former consultant. The Company issued 45,000 shares of restricted common stock to this individual as settlement. These shares were previously recorded as issued on the date of the settlement at 70% of the then listed fair market value of the underlying unrestricted common stock. As such, the Company recognized approximately $50,000 of consulting expense, included in general and administrative expense in its consolidated statement of operations for the year ended March 31, 2000. The Company has subsequently recorded the shares so issued at 100% of the then listed market value or $67,500.

8.   STOCKHOLDERS' EQUITY

     During year ended March 31, 2000, the Company issued an aggregate of 99,000 shares of common stock in exchange for consulting services (See Note 14). These issuances were recorded as an increase to equity and consulting expense for the fair value of the shares of common stock on their respective grant dates. No shares were issued in the fiscal year ended March 31, 2001, except for treasury shares.

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

     The  Company's   total   revenues,   income  (loss)  from   operations  and
identifiable assets by segment for the year ended March 31, 2001 (Revised), are as follows:

                                                     Graphic     Specialty
                                                       Arts      Chemicals     Corporate        Total
                                                    ----------   ---------    -----------    -----------
Revenues ........................................   $3,190,824   $ 292,091    $        --    $ 3,482,915
                                                    ==========   =========    ===========    ===========

Gross profit ....................................   $1,027,922   $ 129,341    $        --    $ 1,157,263
General and administrative expenses .............      216,076     210,211        626,503      1,052,790
Executive services contributed by management ....           --          --        250,000        250,000
                                                    ----------   ---------    -----------    -----------
Depreciation and amortization ...................           --      15,095          1,477         16,572
Interest expense (income) .......................       11,817          --         (1,581)        10,236
Legal settlement ................................           --          --        231,981        231,981
Income (loss) from continuing operations ........   $  800,029   $ (95,965)   $(1,108,380)   $  (404,316)
                                                    ==========   =========    ===========    ===========

Accounts receivable .............................   $  928,135   $  42,298    $        --    $   970,433
Inventory .......................................       59,190      62,563             --        121,753
Fixed assets ....................................           --          --          7,134          7,134
Goodwill ........................................           --      74,588             --         74,588
Patent ..........................................           --     139,511             --        139,511
Other assets ....................................           --          --         98,280         98,280
                                                    ----------   ---------    -----------    -----------
Total assets ....................................   $  987,325   $ 318,960        105,414    $ 1,411,699
                                                    ==========   =========    ===========    ===========

     The  Company's   total   revenues,   income  (loss)  from   operations  and
identifiable assets by segment for the year ended March 31, 2000 (Revised), are as follows:

                                                     Graphic     Specialty
                                                       Arts      Chemicals    Corporate        Total
                                                    ----------   ---------    ---------      -----------
Revenues ........................................   $1,970,701   $ 614,855    $      --      $ 2,585,556
                                                    ==========   =========    =========      ===========

Gross profit ....................................   $  958,538   $ 258,291    $      --      $ 1,216,829
General and administrative expenses .............      224,723     366,871      508,111        1,099,705
Executive services contributed by management ....           --          --      250,000          250,000
                                                    ----------   ---------    ---------      -----------
Depreciation and amortization ...................           --      15,704        1,761           17,465
Interest expense (income) .......................       12,452          --      (10,028)           2,424
Income (loss) from continuing operations ........   $  721,363   $(124,284)   $(749,844)     $  (152,765)
                                                    ==========   =========    =========      ===========

Accounts receivable .............................   $  303,104   $ 142,845    $      --      $   445,949
Inventory .......................................      548,797      43,488           --          592,285
Fixed assets ....................................           --          --        9,661            9,661
Goodwill ........................................           --      78,566           --           78,566
Patent ..........................................           --     140,789           --          140,789
Other assets ....................................           --          --       47,593           47,593
                                                    ----------   ---------    ---------      -----------
Total assets ....................................   $  851,901   $ 405,688    $  57,254      $ 1,314,843
                                                    ==========   =========    =========      ===========

     The Company's total revenues and income (loss) from operations by segment for the year ended March 31, 1999, (Revised) are as follows:


                                                     Graphic     Specialty
                                                       Arts      Chemicals    Corporate        Total
                                                    --------     ---------    ---------      -----------
Revenues ........................................   $890,458     $ 301,125    $      --      $ 1,191,583
                                                    ========     =========    =========      ===========

Gross profit ....................................   $ 59,602     $  16,202    $      --      $    75,804
Executive services contributed by management ....         --            --      250,000          250,000
                                                    --------     ---------    ---------      -----------
General and administrative ......................     43,547       215,043      619,216          877,806
Depreciation and amortization ...................         --         5,336        2,098            7,434
Interest expense ................................      1,368            --       (4,770)          (3,402)
Income (loss) from continuing operations ........   $ 14,687     $(204,177)   $(866,544)     $(1,056,034)
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

14.  REVISION OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of its March 31, 2001 financial statements, the Company recorded compensation for the executives' services that were contributed by management in the amount of $250,000 for each fiscal year commencing in 1996. Previously, no compensation expense was reflected, as none was paid. Generally Accepted Accounting Principles, as interpreted, require that the fair value of these services be reflected as an expense with the offset reflected in additional paid-in-capital. Such expense has now been reflected retroactively to 1996.

Accordingly, the 2001, 2000 and 1999 financial statements have been revised for the above, the effect of which increased the previously reported expenses
$250,000 in each year for 2001, 2000 and 1999. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 2000 and 1999, amounting to $48,210 and $103,750, respectively. These adjustments resulted in losses of $404,316, $152,765, and $1,091,367, for the years ended 2001, 2000, and 1999. There was no related tax effect on the respective year's financial statements.

The Company also recorded a $325,000 gain for the fair value of the cancellation of 400,000 shares returned to the Company as part of the settlement of claims arising from the discontinuance of the equipment division relating to fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996 for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the beginning accumulated deficit balance of March 31, 1998 in the Consolidated Statements of Stockholders' Equity and the March 31, 2001 and 2000 accumulated deficit balances on the Consolidated Balance Sheets. The Company also revised the above statements and balance sheets to reflect the issuance 50,000 shares of common stock in 1996, rather than in fiscal 2000 as previously recorded.

The above resulted in losses per share amounts of $.03, $.01 and $.07, in 2001, 2000, and 1999, respectively.

None of the above impacted working capital or total stockholders' equity at March 31, 1999, 2000 and 2001.

SCHEDULE II

                            UNITED ENERGY CORPORATION
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at           Charged                         Balance at
                                                      Beginning         to Costs and                       Balance at
                                                        of Year           Expenses         Deductions      End of Year
                                                        -------           --------         ----------      -----------
For the fiscal year ended March 31, 2001:
         Allowance for doubtful accounts.........    $      18,260     $      53,396    $          --     $      71,656
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2000:
         Allowance for doubtful accounts.........    $      18,260     $          --    $          --     $      18,260
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 1999:
         Allowance for doubtful accounts.........    $      18,260     $          --    $          --     $      18,260
                                                     -------------     -------------    -------------     -------------