Form 10-Q/A
period 2001-06-30
UNITED ENERGY CORP /NV/
filed 2002-02-13
CIK 1116734

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   Form 10-Q/A
                                   (Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

                          Commission File No. 000-30841

                            -----------------------

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

     The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

            Class                             Outstanding as of August 14, 2001
            -----                             ----------------------------------
                                                       16,080,270 shares
Common Stock, $.01 par value                  Outstanding as of January 31, 2002
                                              ----------------------------------
                                                       16,080,270 shares

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated balance sheets
            June 30, 2001 (Unaudited) (Revised) and March 31, 2001 (Revised)...4

            Consolidated statements of operations for the three months ended June 30, 2001 (Unaudited) (Revised) and 2000 (Unaudited)
            (Revised)..........................................................5

            Consolidated statements of cash flows for the three months ended June 30, 2001 (Unaudited) (Revised)and 2000 (Unaudited)
            (Revised)..........................................................6

            Notes to consolidated financial statements
            June 30, 2001 (Revised)............................................7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........12

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................12

Item 2.     Changes in Securities and Use of Proceeds.........................12

Item 3.     Defaults upon Senior Securities...................................12

Item 4.     Submission of Matters to a Vote of Security Holders...............12

Item 5.     Other Information.................................................12

Item 6.     Exhibits and Reports on Form 8-K..................................12

Signatures  ..................................................................13

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
              (Revised) and March 31, 2001 (Revised).........................  4

         Consolidated Statements of Operations for the Three Months
              Ended June 30, 2001 (Unaudited) (Revised) and 2000 (Unaudited)
              (Revised)......................................................  5

         Consolidated Statements of Cash Flows for the Three Months Ended
              June 30, 2001 (Unaudited) (Revised) and 2000 (Unaudited)
              (Revised)......................................................  6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Revised)...........7-9

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 (Unaudited) (Revised)
                          AND MARCH 31, 2001 (Revised)

                                                                           June 30,        March 31,
                                                                             2001            2001
                                                                             ----            ----
                                                                          (Unaudited)
                                                                           (Revised)       (Revised)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................................  $     75,689    $     96,695
   Accounts receivable, net of allowance for doubtful accounts
      of $41,465 and $71,656, respectively.............................     1,057,602         970,433
   Inventory...........................................................       103,169         121,753
   Prepaid expenses....................................................        38,150              --
                                                                         ------------    ------------
      Total current assets.............................................     1,274,610       1,188,881

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $20,335 and $19,848, respectively...................         6,647           7,134

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $12,930 and
      $11,935, respectively............................................        73,593          74,588
   Patent, net of accumulated amortization of $22,197 and
      $19,545, respectively............................................       136,859         139,511
   Other assets........................................................         1,385           1,585
                                                                         ------------    ------------

      Total assets.....................................................  $  1,493,094    $  1,411,699
                                                                         ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses...............................  $    557,958    $    636,754
   Accounts payable to shareholders....................................            --         350,000
   Related party loans payable.........................................        30,009          30,009
   Short-term bank loan and revolving line of credit...................       100,000              --
                                                                         ------------    ------------
      Total current liabilities........................................       687,967       1,016,763
                                                                         ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par
      value, 16,080,270 and 15,830,270 shares issued and
      outstanding as of June 30 and March 31, 2001, respectively.......       160,802         158,302
   Additional paid-in capital..........................................     4,452,052       4,042,052
   Stock subscription receivable.......................................       (25,000)        (25,000)
   Accumulated deficit.................................................    (3,782,727)     (3,780,418)
                                                                         ------------    ------------
      Total stockholders' equity.......................................       805,127         394,936
                                                                         ------------    ------------

      Total liabilities and stockholders' equity.......................  $  1,493,094    $  1,411,699
                                                                         ============    ============

    The accompanying notes are an integral part of these consolidated balance sheets.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
       JUNE 30, 2001 (Unaudited) (Revised) AND 2000 (Unaudited) (Revised)

                                                                 For the Three Months
                                                                    Ended June 30,
                                                                 2001             2000
                                                                 ----             ----
                                                                      (Unaudited)
                                                                       (Revised)

REVENUES, net..............................................  $   589,692     $   836,332

COST OF GOODS SOLD.........................................      329,277         546,330
                                                             -----------     -----------

   Gross profit............................................      260,415         290,002
                                                             -----------     -----------

OPERATING EXPENSES:
   General and administrative..............................      195,303         303,344
   Executive services contributed by management............       62,500          62,500
   Depreciation and amortization...........................        4,134           4,385
                                                             -----------     -----------

      Total operating expenses.............................      261,937         370,229
                                                             -----------     -----------

      Income (Loss) from operations........................       (1,522)        (80,227)
                                                             ------------    ------------

OTHER (EXPENSE) INCOME, net:
   Interest income.........................................          582              --
   Interest expense........................................       (1,369)           (934)
                                                             -----------     -----------

Total other expense, net...................................         (787)           (934)
                                                             -----------     -----------

      Net Income (loss)....................................  $    (2,309)    $   (81,161)
                                                             ============    ============

BASIC AND DILUTED LOSS PER SHARE...........................  $    (0.00)     $    (0.01)
                                                             ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic
   and diluted.............................................   15,841,259      15,830,270
                                                             ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
        JUNE 30, 2001 (Unaudited)(Revised) AND 2000 (Unaudited)(Revised)

                                                                                    For the Three Months
                                                                                       Ended June 30,
                                                                                    2001            2000
                                                                                    ----            ----
                                                                                         (Unaudited)
                                                                                          (Revised)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................   $  (2,309)  $  (81,161)
   Adjustments to reconcile net income to net cash used in operating activities-
      Depreciation and amortization.............................................       4,134        4,385
      Executive services contributed by management..............................      62,500       62,500
   Changes in operating assets and liabilities-
      (Increase) decrease in accounts receivable, net...........................     (87,169)     172,175
      Decrease (increase) in inventory..........................................      18,584     (209,887)
      Increase in prepaid expenses..............................................     (38,150)        (251)
      Decrease in other assets..................................................         200          200
      Decrease in accounts payable and accrued expenses.........................     (78,796)     (84,027)
                                                                                   ---------   ----------

        Net cash used in operating activities...................................    (121,006)    (136,066)
                                                                                   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on line of credit...................................................     100,000      160,000
   Payments on bank loan........................................................          --       (1,738)
                                                                                   ---------   ----------

      Net cash provided by financing activities.................................     100,000      158,262
                                                                                   ---------   ----------

      Net increase (decrease)in cash and cash equivalents.......................     (21,006)      22,196

CASH AND CASH EQUIVALENTS, beginning of period..................................      96,695       46,008
                                                                                   ---------   ----------

CASH AND CASH EQUIVALENTS, end of period........................................   $  75,689   $   68,204
                                                                                   =========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
      Interest..................................................................   $   1,449   $      174
                                                                                   =========   ==========

      Income taxes..............................................................   $     720   $      720
                                                                                   ---------   ----------

      Conversion of Accounts payable to shareholders to common stock............   $ 350,000           --
                                                                                   =========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (REVISED)
                                  JUNE 30,2001


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2001 (unaudited) and March 31, 2001 and the results of its operations for the three months ended June 30, 2001 (unaudited) and 2000 (unaudited) and cash flows for the three months ended June 30, 2001 and 2000. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-months ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2002.

     The consolidated balance sheet as of March 31, 2001 (Revised) has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended.

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

5.   SEGMENT INFORMATION

     Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months ended June 30, 2001 (Revised) and 2000 (Revised):

     The Company's total revenues, net income (loss) and identifiable assets by segment for the three months ended June 30, 2001 (Unaudited) (Revised), are as follows:

                                                     Graphic       Specialty
                                                      Arts         Chemicals         Corporate          Total
                                                      ----         ---------         ---------          -----

Revenues .....................................  $      516,558   $       73,134   $           --  $       589,692
                                                ==============   ==============   ==============  ===============

Gross profit..................................  $      225,408   $       35,007   $           --  $       260,415
General and administrative....................          53,658           36,510          105,135          195,303
Executive services contributed by management..              --               --           62,500           62,500
Depreciation and amortization.................              --            4,053               81            4,134
Interest expense/net..........................           1,369               --             (582)             787
                                                --------------   --------------   --------------  ---------------
         Net income/(loss)....................  $      170,381   $       (5,556)  $     (167,134) $        (2,309)
                                                ==============   ==============   ==============  ===============

Cash     .....................................  $           --               --   $       75,689  $        75,689
Accounts receivable, net......................       1,033,307           24,295               --        1,057,602
Inventory.....................................          57,067           46,102               --          103,169
Prepaid Expenses..............................              --           37,950              200           38,150
Fixed assets, net.............................              --               --            6,647            6,647
Goodwill, net.................................              --           73,593               --           73,593
Patent, net...................................              --          136,859               --          136,859
Other assets..................................              --               --            1,385            1,385
                                                --------------   --------------   --------------  ---------------

         Total assets.........................  $    1,090,374   $      318,799   $       83,921  $     1,493,094
                                                ==============   ==============   ==============  ===============

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)--(Continued)

     The Company's total revenues and net income (loss) by segment for the three months ended June 30, 2000 (Unaudited) (Revised) are as follows:

                                                     Graphic       Specialty
                                                      Arts         Chemicals         Corporate          Total
                                                      ----         ---------         ---------          -----

Revenues ....................................   $      802,517   $       33,815   $           --  $      836,332
                                                ==============   ==============   ==============  ==============

Gross profit..................................  $      281,504   $        8,498   $           --  $      290,002
General and administrative....................          98,106           32,711          172,527         303,344
Executive services contributed by management..              --               --           62,500          62,500
Depreciation and amortization.................              --            3,868              517           4,385
Interest expense/ net.........................             934               --               --             934
                                                --------------   --------------   --------------  --------------
Net income/(loss).............................  $      182,464   $      (28,081)  $     (235,544) $      (81,161)
                                                ==============   ==============   ==============  ==============

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

7.   REVISION OF CONSOLIDATED FINANCIAL STATEMENTS

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

     Accordingly, the March 31, 2001 and June 30, 2001 Consolidated Balance Sheets have been revised for the above. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 2000 and 1999, amounting to $48,210 and $103,750, respectively. The Company recorded a $325,000 gain for the fair value of the cancellation of 400,000 shares of the Company's stock returned to the company in connection with the settlement of claims arising from the discontinuance of the equipment division in fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996 for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the accumulated deficit balance on the Consolidated Balance Sheets. None of the above impacted working capital or total stockholders' equity.

     Accordingly, the Consolidated Statement of Operations for the three months ended June 30, 2001 and 2000 has been revised to reflect the $62,500 of executive services contributed by management in each quarter. The above resulted in losses per share of $.00 and $.01 for the three months ended June 30, 2001 and 2000.

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

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in
2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to our report on Form 10-Q, for the period ended September 30, 2000, filed on December 20, 2000.

     Subsequent to the issuance of its March 31, 2001 financial statements, the company revised its financial statements to reflect the value of contributed executive services and for other adjustments. See Note 7 above of Notes to Consolidated Financial Statements for a more complete description of such revisions.


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

     Executive Services Contributed by Management. Senior Executives of the Company contributed $62,500 of services in the quarters ended June 30, 2000 and 2001 which were recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had net interest expense of $787 for the three months ended June 30 of 2001 compared with net interest expense of $934 in the corresponding 2000 period.

     Net Loss. The three months ended June 30, 2001 resulted in net loss of $2,309 as compared to a net loss of $81,161 for the three months ended June 30, 2000. The smaller loss in the 2001 period is primarily the result of lower general and administrative expenses.

Liquidity and Capital Resources

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

Item 2.  Changes in Securities and Use of Proceeds

     On June 26, 2001, the Company issued 250,000 shares of its common stock to an entity which had previously agreed to purchase such shares for a total of $350,000. The proceeds from the sale had been received in fiscal 2000 and were used for general corporate purposes.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 2001.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits. None.

         (b)  Reports on Form 8-K. None.

                               United Energy Corp.
                                   FORM 10-Q/A
                                  June 30, 2001


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         UNITED ENERGY CORPORATION

         Dated:    January 31, 2002

         By:       \s\ ROBERT SEAMAN
                   ----------------------------------------------------
                   Robert L. Seaman,
                   Executive Vice President and Principal Financial Officer