Form 10-Q/A
period 2001-09-30
UNITED ENERGY CORP /NV/
filed 2002-02-13
CIK 1116734

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

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               UNITED ENERGY CORP.

         Class                                Outstanding as of November 1, 2001
         -----                                ----------------------------------
 Common Stock, $.01 par value                        16,080,270 shares
                                              Outstanding as of January 31, 2002
                                              ----------------------------------
                                                        16,080,270 shares

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated balance sheets
        September 30, 2001 (Unaudited) and March 31, 2001 (Revised)                 4

        Consolidated statements of operations for the three months and six months ended September 30, 2001 (Unaudited)
        (Revised)and 2000 (Unaudited) (Revised)                                     5

        Consolidated statements of cash flows for the
        six months ended September 30, 2001(Unaudited) (Revised)
        and 2000 (Unaudited) (Revised)                                              6

        Notes to consolidated financial statements
        September 30, 2001                                                          7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                      11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                 14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                          14

Item 2. Changes in Securities and Use of Proceeds                                  14

Item 3. Defaults upon Senior Securities                                            14

Item 4. Submission of Matters to a Vote of Security Holders                        14

Item 5. Other information                                                          14

Item 6. Exhibits and Reports on Form 8-K                                           15

Signatures                                                                         16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
   and March 31, 2001 (Revised)                                                           4

Consolidated Statements of Operations for the Three and Six Months Ended
   September 30, 2001 (Unaudited) (Revised) and 2000 (Unaudited) (Revised)                5

Consolidated Statements of Cash Flows for the Six Months
   Ended September 30, 2001 (Unaudited) (Revised) and 2000 (Unaudited) (Revised)          6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                              7-9

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 (Unaudited)
AND MARCH 31, 2001 (Revised)

                                                                                 September30,     March31,
                                                                                     2001          2001
                                                                                 ------------   -----------
                           ASSETS                                                (Unaudited)     (Revised)
CURRENT ASSETS:
   Cash and cash equivalents ................................................     $   118,295   $    96,695
   Accounts receivable, net of allowance for doubtful accounts
     of $10,885 and $71,656, respectively ...................................         467,937       970,433
   Inventory ................................................................         138,528       121,753
   Prepaid expenses .........................................................          31,934            --
                                                                                  -----------   -----------
            Total current assets ............................................         756,694     1,188,881

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $21,268 and $19,847, respectively ........................          14,464         7,134
OTHER ASSETS:
   Goodwill, net of accumulated amortization of $13,924 and
     $11,935, respectively ..................................................          72,599        74,588
   Patent, net of accumulated amortization of $24,849 and
     $19,545, respectively ..................................................         134,207       139,511
   Other assets .............................................................           1,385         1,585
                                                                                  -----------   -----------
            Total assets ....................................................     $   979,349   $ 1,411,699
                                                                                  ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ....................................     $   321,201   $   636,754
   Accounts payable to shareholders .........................................              --       350,000
   Related party loans payable ..............................................          78,392        30,009
   Short-term bank loan and revolving line of credit ........................         100,000            --
                                                                                  -----------   -----------
            Total current liabilities .......................................         499,593     1,016,763
                                                                                  -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par value, 16,080,270 and 15,830,270 shares issued and outstanding as of
     September 30 and March 31, 2001, respectively ..........................         160,802       158,302
   Additional paid-in capital ...............................................       4,514,552     4,042,052
   Stock subscription receivable ............................................         (25,000)      (25,000)
   Accumulated deficit ......................................................      (4,170,598)   (3,780,418)
                                                                                  -----------   -----------
            Total stockholders' equity ......................................         479,756       394,936
                                                                                  -----------   -----------
            Total liabilities and stockholders' equity ......................     $   979,349   $ 1,411,699
                                                                                  ===========   ===========

The accompanying notes are an integral part of these consolidated balance sheets.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000 (Unaudited)

                                         For the Three Months         For the Six Months
                                          Ended September 30,        Ended September 30,
                                          2001          2000         2001           2000
                                      -----------   -----------   -----------   -----------
                                       (Revised)     (Revised)     (Revised)     (Revised)
                                           (Unaudited)                   (Unaudited)
REVENUES, net                         $    92,595   $   736,763   $   682,287   $ 1,573,095

COST OF GOODS SOLD                         21,640       524,896       350,917     1,071,226
                                      -----------   -----------   -----------   -----------
         Gross profit                      70,955       211,867       331,370       501,869
                                      -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  General and administrative              390,525       158,053       585,828       461,397
  Executive services contributed
  by management                            62,500        62,500       125,000     125,000
  Depreciation and amortization             4,579         4,385         8,713         8,770
                                      -----------   -----------   -----------   -----------
         Total operating expenses         457,604       224,938       719,541       595,167
                                      -----------   -----------   -----------   -----------
         Net (Loss) from operations      (386,649)      (13,071)     (388,171)      (93,298)
                                      -----------   -----------   -----------   -----------

OTHER (EXPENSE) INCOME, net:
    Interest income                           437            --         1,019            --
    Interest expense                       (1,659)       (3,995)       (3,028)       (4,929)
                                      -----------   -----------   -----------   -----------
         Total other expense, net          (1,222)       (3,995)       (2,009)       (4,929)
                                      -----------   -----------   -----------   -----------
        Net Income (loss)             $  (387,871)  $  (17,066)   $  (390,180)  $   (98,227)
                                      ===========   ===========   ===========   ===========

BASIC AND DILUTED LOSS
    PER SHARE                         $     (0.02)  $     (0.00)  $     (0.02)  $     (0.01)
                                      ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING,
 basic and diluted                     16,080,270    15,830,270    15,961,418    15,830,270
                                      ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 31, 2001 AND 2000 (Unaudited)

                                                               For the Six Months
                                                               Ended September 30,
                                                             ----------------------
                                                                2001        2000
                                                             (Revised)    (Revised)
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................   $(390,180)   $ (98,227)
   Adjustments to reconcile net income to net cash used in
     operating activities-
     Depreciation and amortization .......................       8,713        8,770
     Executive services contributed by management ........     125,000      125,000
   Changes in operating assets and liabilities-
     Decrease in accounts receivable, net ................     502,496       78,852
     Increase in inventory ...............................     (16,775)    (140,316)
     Increase in prepaid expenses ........................     (31,934)        (200)
     Decrease in other assets ............................         200          201
     Decrease in accounts payable and accrued expenses ...    (315,553)    (125,815)
                                                             ---------    ---------
            Net cash used in operating activities ........    (118,033)    (151,735)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed asset acquisitions ..............................      (8,750)          --
                                                             ---------    ---------
            Net cash used in investing activities ........      (8,750)          --
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on line of credit ............................     100,000      160,000
   Payments on bank loan .................................          --       (3,475)
   Proceeds from loans payable to related party ..........      48,383           --
                                                             ---------    ---------
            Net cash provided by financing activities ....     148,383      156,525
                                                             ---------    ---------
            Net increase in cash and cash equivalents ....      21,600        4,790

CASH AND CASH EQUIVALENTS, beginning of period ...........      96,695       46,008
                                                             ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .................   $ 118,295    $  50,798
                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
     Interest ............................................   $   3,240    $   3,682
                                                             =========    =========

     Income taxes ........................................   $     720    $     720
                                                             =========    =========

The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (REVISED)
                               SEPTEMBER 30, 2001

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

     The Company had no options outstanding as of September 30, 2001.

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

6.   SEGMENT INFORMATION

     Under the provision of SFAS No.131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three and Six months ended September 30, 2001 and 2000 (Revised):

     The Company's total revenues, net income (loss) and identifiable assets by segment for the three months ended September 30, 2001, are as follows:

                                 Graphic   Specialty
                                  Arts     Chemicals   Corporate     Total
                                --------   ---------   ---------   ---------
Revenues                        $  2,964    $ 89,631   $    --     $  92,595
                                ========    ========   =========   =========

Gross profit                    $  1,148    $ 69,807   $    --     $  70,955

General and administrative        51,691     128,101     210,733     390,525
Executive services                    --          --      62,500      62,500
Depreciation and amortization         --       4,498          81       4,579
Interest expense                   1,659          --        (437)      1,222
                                --------    --------   ---------   ---------
      Net Income (loss)         $(52,202)   $(62,792)  $(272,877)  $(387,871)
                                ========    ========   =========   =========


Cash                            $     --          --   $ 118,295   $ 118,295
Accounts receivable, net         417,022      50,915          --     467,937
Inventory                         57,068      81,460          --     138,528
Prepaid Expenses                      --      31,734         200      31,934
Fixed assets, net                     --          --      14,464      14,464
Goodwill, net                         --      72,599          --      72,599
Patent, net                           --     134,207          --     134,207
Other assets                          --          --       1,385       1,385
                                --------    --------   ---------   ---------
      Total assets              $474,090    $370,915   $ 134,344   $ 979,349
                                ========    ========   =========   =========

The Company's total revenues and net income (loss) by segment for the six months ended September 30, 2001 (Revised), are as follows:

                                   Graphic    Specialty
                                    Arts      Chemicals   Corporate     Total
                                   --------   ---------   ---------   ---------
Revenues                           $519,522    $162,765   $      --   $ 682,287
                                   ========    ========   =========   =========

Gross profit                       $226,556    $104,814   $      --   $ 331,370

General and administrative          105,349     164,611     315,868     585,828
Executive services                       --          --     125,000     125,000
Depreciation and amortization            --       8,551         162       8,713
Interest expense                      3,028          --      (1,019)      2,009
                                   --------    --------   ---------   ---------
  Net income (loss)                $118,179    $(68,348)  $(440,011)  $(390,180)
                                   ========    ========   =========   =========

The Company's total revenues and net income (loss) by segment for the three months ended September 30, 2000 (Revised), are as follows:

                                   Graphic    Specialty
                                    Arts      Chemicals   Corporate    Total
                                   --------   ---------   ---------   --------
Revenues                           $644,058    $92,705    $      --   $736,763
                                   ========    =======    =========   ========

Gross profit                       $171,791     40,076    $      --   $211,867

General and administrative           31,172     28,852       98,029    158,053
Executive services                       --         --       62,500     62,500
Depreciation and amortization            --      4,020          365      4,385
Interest expense                      3,995         --           --      3,995
                                   --------    -------    ---------   --------
  Net income (loss)                $136,624    $ 7,204    $(160,894)  $(17,066)
                                   ========    =======    =========   ========

The Company's total revenues and net income (loss) by segment for the six months ended September 30, 2000 (Revised), are as follows:

                                 Graphic     Specialty
                                   Arts      Chemicals   Corporate     Total
                                ----------   ---------   ---------   ----------
Revenues                        $1,446,575    $126,520   $      --   $1,573,095
                                ==========    ========   =========   ==========

Gross profit                    $  453,295    $ 48,574   $      --   $  501,869

General and administrative         129,278      61,563     270,556      461,397
Executive services                      --          --     125,000      125,000
Depreciation and amortization           --       7,888         882        8,770
Interest expense                     4,929          --          --        4,929
                                ----------    --------   ---------   ----------
  Net Income (loss)             $  319,088    $(20,877)  $(396,438)  $  (98,227)
                                ==========    ========   =========   ==========

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

8.   REVISION OF CONSOLIDATED FINANCIAL STATEMENTS

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company recorded compensation for the executives' services that were contributed by management in the amount of $250,000 for each fiscal year (or $62,5000 for each fiscal quarter) commencing in 1996. Previously, no compensation expense was reflected, as none was paid. Generally Accepted Accounting Principles require that the fair value of these services be reflected as an expense with the offset reflected in additional paid-in-capital. Such expense has now been reflected retroactively to 1996.

     Accordingly, the March 31, 2001 Consolidated Balance Sheet has been revised for the above. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 2000 and 1999, amounting to $48,210 and $103,750, respectively. The Company recorded a $325,000 gain for the fair value of the cancellation of 400,000 shares of the Company's stock received in connection with the settlement of claims arising in the discontinuance of the equipment division in fiscal year 1998 and recorded $75,000 in expense relating to fiscal year 1996 for the issuance of 50,000 shares in connection with the SciTech acquisition. The amounts have been included in the accumulated deficit balance of March 31, 2001 on the Consolidated Balance Sheets. None of the above impacted working capital or total stockholders' equity at March 31, 2001.

     Accordingly, the Consolidated Statement of Operations for the three and six months ended September 30, 2000 and the six months ended September 30, 2001 has been revised for the effect of the $62,500 executive services contributed by management in each quarter. The above resulted in losses per share amounts of $.00, $.01 for the three and six months ended September 30, 2000 and $.02 for the six months ended September 30, 2001.

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

     The Company introduced its UNIPROOF(R) proofing paper in June of 1999. By March of 2000, sales of the product had increased to more than $200,000 per month and amounted to a total of $1,724,695 during the fiscal year ended March 31, 2000. Sales of UNIPROOF(R) for the fiscal year ended March 31, 2001 totaled $2,921,345. UNIPROOF(R) sales for the six months ended September 30, 2001 were $496,567.

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

     The contract with Alameda covers the years 2001 and 2002 and is renewable annually thereafter provided they meet certain minimum product purchase levels. To maintain exclusivity for 2001 and 2002 they must purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft. ($4,018,392) in
2002. Future minimums and prices are to be agreed upon. For more information, please see our agreement with Alameda which is included as an exhibit to our report on Form 10-Q, as amended, for the quarter ended September 30, 2000.

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments. See Note 8 above of Notes to Consolidated Financial Statements for a more complete description of such revisions.

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

     Gross Profit Gross profit for the September 30 quarter of fiscal year 2002 was $70,955, a $140,912 or 67% decrease from $211,867 in the corresponding period of fiscal 2001. This 67% decrease was primarily attributable to decreased sales of UNIPROOF(R) proofing paper.

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

     Cost of Goods Sold Cost of goods sold decreased to $350,917 or 51% of sales, for the six months ended September 30, 2001 from $1,071,226 or 68% of sales, for the six months ended September 30, 2000. The numerical and percentage decreases were primarily due to decreased production of UNIPROOF(R) proofing paper which has a lower profit margin.

     Gross Profit Gross profit for the first six months of fiscal year 2002 was $331,370 a $170,499, or 34% decrease from $501,869 in the corresponding period of fiscal 2001. This decrease was primarily attributable to decreased UNIPROOF(R) sales.

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

     Executive Services Contributed By Management. During the six month period ended September 30, 2001 and 2001, senior executives of the Company contributed services valued at $125,000 which was recorded as an expense.

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

     Inventories at March 31, 2001 were $121,753, and increased to $138,528 at September 30, 2001.

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

ITEM 5. OTHER INFORMATION

     (1)  Stock Option Plan

     On August 22, 2001 the Company's Shareholders approved the 2001 Equity Incentive Plan (the "2001"). Under the 2001 Plan, the Company is authorized to grant stock options, the exercise of which would allow up to an aggregate of 2,000,000 shares of the Company's common stock to be acquired by the holders of such awards. The awards can take the form of Incentive Stock Options ("ISOs") or Nonstatutory Stock Options ("NSOs"). ISOs and NSOs are to be granted for terms not to exceed ten years. The exercise price of ISOs will be no less than the market price of the Company's common stock on the date of grant.

     The Company had no options outstanding as of September 30, 2001. The full text of the 2001 Equity Incentive Plan is included as an Exhibit to our report on Form 10-Q, as amended, for the period ended September 30, 2001 filed November 14, 2001.

     (2) Amendment to Articles of Incorporation to Limit Directors' and Officers' Liability

     On August 22, 2001 the Company's Shareholders approved a proposal to limit the liability of the Company's directors by amending the Company's Articles of Incorporation pursuant to the law of the state of incorporation.

     The amendment to the Company's Articles of Incorporation limits the personal monetary liability of directors and officers to the Company and its shareholders. The full text of new Article Tenth comprising the amendment is set forth as an Exhibit to our report on Form 10-Q, as amended.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number   Description                       Method of Filing

           (1)   Amendment to Articles of          Filed with Form
                 Incorporation (August 22, 2001)   10-Q-  November 14, 2001 and incorporated
                                                   herein by reference

           (2)   United Energy Corporation 2001    Filed with Form
                 Equity Incentive Plan             10-Q-  November 14, 2001
                                                   incorporated herein by reference

Reports on Form 8-K: None

                               United Energy Corp.
                                   FORM 10-Q/A
                               September 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          UNITED ENERGY CORPORATION


          Dated:     January 31, 2002


          By:        \s\  Robert Seaman
                     ---------------------------------
                     Robert L. Seaman,
                     Executive Vice President and Principal Financial Officer