Form 10-Q
period 2001-12-31
UNITED ENERGY CORP /NV/
filed 2002-02-14
CIK 1116734

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                               UNITED ENERGY CORP.

                Class                        Outstanding as of January 31, 2002
    Common Stock, $.01 par value                      16,080,270 shares

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements
             (Unaudited)...................................................................3

             Consolidated balance sheets
             December 31, 2001 (Unaudited) and March 31, 2000 (Revised)....................4

             Consolidated statements of operations for the three months and nine months ended December 31, 2001 (Unaudited) and 2000 (Unaudited) (Revised)............5

             Consolidated statements of cash flows for the nine months ended
             December 31, 2001 (Unaudited) and 2000 (Unaudited) (Revised)..................6

             Notes to consolidated financial statements
             December 31, 2001.............................................................7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...................14

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings............................................................14

Item 2.      Changes in Securities and Use of Proceeds....................................14

Item 3.      Defaults upon Senior Securities..............................................14

Item 4.      Submission of Matters to a Vote of Security Holders..........................14

Item 6.      Exhibits and Reports on Form 8-K.............................................14

Signatures................................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of December 31, 2001 (Unaudited) and
              March 31, 2001 (Revised)....................................................         4

         Consolidated Statements of Operations for the Three and Nine Months
              Ended December 31, 2001 (Unaudited) and 2000 (Unaudited) (Revised)..........         5

         Consolidated Statements of Cash Flows for the Nine Months Ended
              December 31, 2001 (Unaudited) and 2000 (Unaudited) (Revised)................         6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................         7

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 (Unaudited)
                          AND MARCH 31, 2001 (Revised)

                                                                                 December 31,        March 31,
                                                                                     2001              2001
                                                                                  (Unaudited)        (Revised)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..............................................     $     163,722    $      96,695
   Accounts receivable, net of allowance for doubtful accounts of $4,651
      and $71,656, respectively ...........................................           421,160          970,433
   Inventory ..............................................................           173,535          121,753
   Prepaid expenses .......................................................             7,234               --
                                                                                -------------    -------------
        Total current assets ..............................................           765,651        1,188,881

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $20,128 and $17,320, respectively ......................            18,172            7,134

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $16,261 and $11,935,
      respectively ........................................................            70,262           74,588
   Patent, net of accumulated amortization of $27,498 and $19,545,
      respectively.........................................................           131,558          139,511
   Other assets............................................................             1,385            1,585
                                                                                -------------    -------------
        Total assets ......................................................     $     987,028    $   1,411,699
                                                                                =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses...................................     $     425,445    $     636,754
   Accounts payable to shareholders........................................                --          350,000
   Related party loans payable.............................................            73,141           30,009
   Short-term bank loan and revolving line of credit ......................           125,000               --
                                                                                -------------    -------------
        Total current liabilities .........................................           623,586        1,016,763
                                                                                -------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares authorized of $0.01 par value,
      15,830,270 shares issued and outstanding as of December 31 and ............
      March 31, 2000, respectively ........................................           160,802          158,302
   Additional paid-in capital .............................................         4,577,052        4,042,052
   Stock subscription receivable ..........................................           (25,000)         (25,000)
   Accumulated deficit ....................................................        (4,349,412)      (3,780,418)
                                                                                -------------    -------------
        Total stockholders' equity ........................................           363,442          394,936
                                                                                -------------    -------------
        Total liabilities and stockholders' equity.........................     $     987,028    $   1,411,699
                                                                                =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
           DECEMBER 31, 2001(Unaudited) AND 2000 (Unaudited) (Revised)


                                                  For the Three Months                For the Nine Months
                                                   Ended December 31,                 Ended December 31,
                                                   ------------------                 ------------------
                                                  2001              2000             2001              2000
                                            ------------------------------------------------------------------
                                              (Unaudited)       (Unaudited)        (Unaudited)    (Unaudited)
                                                                 (Revised)                         (Revised)
REVENUES, net...........................    $      450,055    $   1,281,608     $   1,132,342    $   2,854,703

COST OF GOODS SOLD......................           235,602          894,717           586,519        1,965,943
                                            --------------    -------------     -------------    -------------

        Gross profit....................           214,453          386,891           545,823          888,760
                                            --------------    -------------     -------------    -------------

OPERATING EXPENSES:
   General and administrative...........           323,593          261,955           909,421          723,352
   Executive services contributed by management     62,500           62,500           187,500          187,500
   Depreciation and amortization........             5,936            4,385            14,649           13,155
                                            --------------    -------------     -------------    -------------
        Total operating expenses........           392,029          328,840         1,111,570          924,007
                                            --------------    -------------     -------------    -------------
        Income (loss) from operations...          (177,576)          58,051          (565,747)         (35,247)
                                            ---------------   -------------     --------------   --------------

OTHER (EXPENSE) INCOME, net:
   Interest income......................               281               --             1,300               --
   Interest expense.....................            (1,519)          (3,945)           (4,547)          (8,875)
                                            --------------    -------------     -------------    -------------
        Total other expense, net........            (1,238)          (3,945)           (3,247)          (8,875)
                                            --------------    -------------     -------------    -------------
        Net income (loss)...............    $     (178,814)   $      54,106     $    (568,994)   $     (44,122)
                                            ===============   =============     ==============   ==============

BASIC AND DILUTED INCOME (LOSS)
   PER SHARE............................    $       (0.01)    $        0.00     $      (0.04)    $        0.00
                                            ==============    =============     =============    =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING, basic
   and diluted..........................        16,080,270       15,830,270        16,001,179       15,830,270
                                            ==============    =============     =============    =============

              The accompanying notes are an integral part of these
                            consolidated statements.

                   UNITED ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
          DECEMBER 31, 2001 (Unaudited) AND 2000 (Unaudited) (Revised)

                                                                                       For the Nine Months
                                                                                       Ended December 31,
                                                                                     2001              2000
                                                                                -------------------------------
                                                                                   (Unaudited)     (Unaudited)
                                                                                                    (Revised)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)..............................................................     $    (568,994)   $     (44,122)
   Adjustments to reconcile net income to net cash used in operating activities-
      Depreciation and amortization .......................................            14,649           13,155
      Executive services contributed by management.........................           187,500          187,500
   Changes in operating assets and liabilities-
      Decrease (Increase) in accounts receivable, net .....................           549,273         (411,652)
      (Increase) Decrease in inventory.....................................           (51,782)         463,128
      Increase in prepaid expenses ........................................            (7,234)            (201)
      Decrease in other assets ............................................               200               --
      Decrease in accounts payable and accrued expenses ...................          (211,309)        (134,331)
                                                                                --------------   -------------

        Net cash (used in) provided by operating activities ...............           (87,697)          73,477
                                                                                --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for patent ....................................................           (13,408)              --
                                                                                --------------   -------------

        Net cash used in investing activities .............................           (13,408)              --
                                                                                --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds on line of credit .............................................           125,000          160,000
   Payments on bank loan ..................................................                --           (5,697)
   Proceeds from loans payable to related party ...........................            43,132            1,430
                                                                                -------------    -------------

        Net cash provided by financing activities .........................           168,132          155,733
                                                                                -------------    -------------

        Net increase in cash and cash equivalents .........................            67,027          229,210

CASH AND CASH EQUIVALENTS, beginning of period.............................            96,695           46,008
                                                                                -------------    -------------

CASH AND CASH EQUIVALENTS, end of period...................................     $     163,722    $     275,218
                                                                                =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period-
      Interest.............................................................     $       4,512    $       7,585
                                                                                =============    =============

      Income taxes.........................................................     $         720    $       5,066
                                                                                =============    =============

              The accompanying notes are an integral part of these
                            consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2001

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2001 and March 31, 2001 and the results of its operations for the three months and the nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000 All such adjustments are of normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and for the nine-month periods ended December 31, 2001 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2002.

     The consolidated balance sheet as of March 31, 2001 (Revised) has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report statement on Form 10-K, as amended.

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

     The Company's current arrangement for compensating its non-employee directors is that each such person is to receive options for 10,000 shares of the Company's common stock for each year or portion thereof during which he or she serves as a director. Director options vest immediately and expire ten years from the date of grant. At its meeting held on December 18, 2001, each of
Messrs: Babcock, Pampanini, Rappaport and Spencer were granted options to acquire 10,000 shares of the Company's common stock at a price of $.70 per share, the closing price of the common stock on the date of grant.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(Continued)

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

6. SEGMENT INFORMATION

     Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three and nine months ended December 31, 2001 and 2000 (Revised):

     The Company's total revenues, net income (loss) and identifiable assets by segment for the three months ended December 31, 2001 are as follows:

                                       Graphic         Specialty
                                        Arts           Chemicals          Corporate            Total
                                  ---------------  ----------------    ---------------    ---------------

Revenues                          $       396,311   $        53,744    $            --    $       450,055
                                  ===============   ===============    ===============    ===============

Gross profit                      $       192,009   $        22,444    $            --    $       214,453

General and administrative                 68,795            58,366            196,432            323,593
Contributed Management Services                --                --             62,500             62,500
Depreciation and amortization -                --             2,882              3,054              5,936
Interest expense                            1,519                --               (281)             1,238
                                  ---------------   ---------------    ---------------    ---------------

      Net income/(loss)           $       121,695   $       (38,804)   $      (261,705)   $      (178,814)
                                  ===============   ===============    ===============    ===============

Cash                              $            --                --    $       163,722    $       163,722
Accounts receivable, net                  402,963            18,197                 --            421,160
Inventory                                  65,160           108,375                 --            173,535
Prepaid Expenses                               --             7,034                200              7,234
Fixed assets, net                              --                --             18,172             18,172
Goodwill, net                                  --            70,262                 --             70,262
Patent, net                                    --           131,558                 --            131,558
Other assets                                   --                --              1,385              1,385
                                  ---------------   ---------------    ---------------    ---------------

      Total assets                $       468,123   $       335,426    $       183,479    $       987,028
                                  ===============   ===============    ===============    ===============

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(Continued)


     The Company's total revenues and net income (loss) by segment for the nine months ended December 31, 2001 (Revised), are as follows:

                                  Graphic      Specialty
                                   Arts        Chemicals      Corporate        Total
                                ----------    -----------    -----------    -----------

Revenues                        $   915,833   $   216,509    $        --    $ 1,132,342
                                ===========   ===========    ===========    ===========

Gross profit                    $   418,565   $   127,258    $        --    $   545,823

General and administrative          174,144       222,977        512,300        909,421
Contributed management services          --            --        187,500        187,500
Depreciation and amortization            --        11,433          3,216         14,649
Interest expense                      4,547            --         (1,300)         3,247
                                -----------   -----------    -----------    -----------
  Net income/(loss)             $   239,874   $  (107,152)   $  (701,716)   $  (568,994)
                                ===========   ===========    ===========    ===========


     The Company's total revenues and net income (loss) by segment for the three months ended December 31, 2000 (Revised), are as follows:

                                  Graphic      Specialty
                                   Arts        Chemicals      Corporate        Total
                                ----------    -----------    -----------    -----------

Revenues                         $1,224,826   $    56,782    $        --    $ 1,281,608
                                 ==========   ===========    ===========    ===========

Gross profit                     $  362,723        24,168    $        --    $   386,891

General and administrative           49,619        97,368        114,968        261,955
Contributed management services          --            --         62,500         62,500
Depreciation and amortization            --         4,020            365          4,385
Interest expense (income)             3,945            --             --          3,945
                                 ----------   -----------    -----------    -----------
  Net income/ (loss)             $  309,159   $   (77,220)   $  (177,833)   $    54,106
                                 ==========   ===========    ===========    ===========

The Company's total revenues and net income by segment for the nine months ended December 31, 2000, are as follows:


                                  Graphic      Specialty
                                   Arts        Chemicals      Corporate        Total
                                -----------   -----------    -----------    -----------

Revenues                        $ 2,671,401   $   183,302    $        --    $ 2,854,703
                                ===========   ===========    ===========    ===========

Gross profit                    $   816,018   $    72,742    $        --    $   888,760

General and administrative          178,897       158,931        385,524        723,352
Contributed management services          --            --        187,500        187,500
Depreciation and amortization            --        11,908          1,247         13,155
Interest expense (income)             8,875            --             --          8,875
                                -----------   -----------    -----------    -----------
  Net income/ (loss)            $   628,246   $   (98,097)   $  (574,271)   $   (44,122)
                                ===========   ===========    ===========    ===========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) --(Continued)

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

     Accordingly, the Consolidated Statement of Operations for the three and nine months ended December 31, 2000 has been revised to reflect the $62,500 of executive services contributed by management in each quarter.

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

     The Company introduced its UNIPROOF(R) proofing paper in June of 1999. By March of 2000, sales of the product had increased to more than $200,000 per month and amounted to a total of $2,921,345 during the fiscal year ended March 31, 2001. UNIPROOF(R) sales totaled $396,311 for the quarter ended December 31, 2001 and $915,833 for the nine months ended December 31, 2001, a significant decline from year previous nine months sales of $2,671.401. Sales of UNIPROOF(R) for the corresponding quarter of the previous fiscal year, which totaled
$1,224,826 included a one-time inventory sale to the Alameda company in the amount of $798,100.

     The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world-wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company which are described in its Form 10-K, as amended, for the fiscal year ended March 31, 2001.

     In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A., the material terms of which are described below under "Liquidity and Capital Resources."

     On September 22, 2000 the Company entered into an agreement with the Alameda Company of Anaheim California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for UNIPROOF(R) proofing paper. As part of the arrangement Alameda bought all existing UNIPROOF(R) inventory for $798,100. The Company turned over to Alameda all existing customers within the above territory. Sales of UNIPROOF(R) for the third quarter of the previous fiscal year included the one-time inventory sale to the Alameda company in the amount of $798,100. Excluding this amount in the 2000 quarter, UNIPROOF(R) sales totaled $426,726, compared with $396,311 in the corresponding quarter of the current year.

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

     The decline in the level of the U.S. economy during calendar year 2001 severely impacted the level of proofing paper sales in the United States, particularly during the period from June through September. This decline resulted in large part from a drop in the number of advertising pages in publications, one of the main markets in which the Company's proofing paper is used.

     As a result of this decline in proofing paper demand generally, The Alameda Company was unable to meet its agreed upon purchase levels under its contract with the Company, and may, therefore, cease to be the Company's exclusive distributor in certain territories. The Company is currently considering its options with respect to the Alameda Company and may seek to add other distributors.

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments. See Note 7 above of Notes to Consolidated Financial Statements for a more complete description of such revisions.

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Revenues. Revenues for the third quarter of fiscal 2002 were $450,055, a $831,553 or 65% decrease from revenues of $1,281,608 in the third quarter of fiscal 2001. The decrease in revenues was primarily due to a decrease in UNIPROOF(R) sales. Sales in the year earlier period were unusually high due to by the one-time sale of $798,100 of UNIPROOF(R) inventory to the Alameda Company.

     Cost of Goods Sold. Cost of goods sold decreased to $235,602, or 52% of revenues, for the quarter ended December 31, 2001 from $894,717, or 70% of revenues, for the quarter ended December 31, 2000. The decrease was primarily due to lower production of UNIPROOF(R) proofing paper. The higher percentage in the 2000 quarter was due to a discount given to Alameda on the inventory purchase.

     Gross Profit. Gross profit for the December 31 quarter of fiscal year 2002 was $214,453, a $172,438 or 45% decrease from $386,891 in the corresponding period of fiscal 2001. This decrease was primarily attributable to decreased UNIPROOF(R) sales. Gross profit as a percentage of sales was 48% in the fiscal 2002 quarter compared with 30% in the fiscal 2001 period, due to the discount on the one-time inventory sale to the Alameda Company in the fiscal 2001 period.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $323,593, or 72% of revenues for the quarter ended December 31, 2001 from $261,955, or 20% of revenues for the quarter ended December 31, 2000. The percentage increase in the fiscal 2002 period was largely the result of significantly lower revenues in that period, while the increase in dollar terms was primarily due to continuing high professional fees associated with the preparation and filing of materials with the Securities and Exchange Commission to become a 1934 Act reporting entity.

     Executive Services Contributed by Management. Senior Executives of the Company contributed $62,500 of services in the quarters ended December 31, 2001 and 2000 which was recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had net interest expense of $1,238 for the quarter ended December 31, 2001 compared with interest expense of $3,945 in the corresponding 2000 period. The decrease was the result of lower borrowings at lower interest rates under the credit line obtained in June 2000 which were offset by funds on deposit.

     Net Income (Loss). For the quarter ended December 31, 2001, our net loss was $178,814 as compared to income of $54,106 or 4% of revenues for the quarter ended December 31, 2000.

                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Revenues.   Revenues  for  the  first  nine  months  of  fiscal  2002  were
$1,132,342,  a $1,722,361  or 60% decrease  from  revenues of  $2,854,703 in the first nine months of fiscal 2001. The decrease in revenues was primarily due to the decrease in UNIPROOF(R) sales. Fiscal 2001 nine month sales were also unusually high due to the one-time sale of $798,100 of inventory to the Alameda Company.

     Cost of Goods Sold. Cost of goods sold decreased to $586,519 or 52% of sales, for the nine months ended December 31, 2001 from $1,965,943 or 69% of sales, for the nine months ended December 31, 2000. The decrease in cost was primarily due to lower production and sales of UNIPROOF(R) proofing paper. The higher percentage in the 2000 period was due to the discounted price given to Alameda on the inventory purchase.

     Gross Profit. Gross profit for the first nine months of fiscal year 2002 was $545,823, a $342,937 or 39% decrease from $888,760 in the corresponding period of fiscal 2001. This decrease was primarily attributable to decreased UNIPROOF(R) sales, offset by the lower cost of goods sold.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $909,421, or 80% of revenues for the nine months ended December 31, 2001 from $723,352, or 25% of revenues for the nine months ended December 31, 2000. The nine month 2000 figure included a $53,396 net addition to the allowance for doubtful accounts receivable, and the 2001 amount included approximately $50,000 in expenses related to the holding of an annual meeting of shareholders which did not occur in the 2000 period. Both the 2000 and 2001 periods included continuing high professional fees related to filings with the U.S. Securities and Exchange Commission.

     Executive Services Contributed by Management. Senior Executives of the Company contributed $187,500 of services in the nine months ended December 31, 2001 and 2000 which were recorded as an expense.

     Interest Expense, Net of Interest Income. The Company had net interest expense of $3,247 for the nine months ended December 31, 2001 compared with interest expense of $8,875 in the corresponding 2000 period. The change was due to lower borrowings under the Company's credit line.

     Net Loss. For the nine months ended December 31, 2001, our net loss totaled $568,994 as compared to a net loss of $44,122 for the nine months ended December 31, 2000. The increased loss is primarily the result of the lower volume of UNIPROOF(R) sales and higher General and Administrative expenses.

     Liquidity and Capital Resources.

     Historically, the Company has financed its operations through equity contributions from principals and from third parties supplemented by funds generated from its business. As of March 31, 2001, we had $96,695 in cash, accounts receivable of $970,433 and inventories of $121,753. As of December 31, 2001 we had $163,722 in cash, accounts receivable of $421,160 and inventory of $173,535. The high receivables and low inventory figures at March 31, 2001 reflect the shipments to the Alameda Company just before fiscal year end.

     Cash (Used in) Provided by Operating Activities. Net cash used in operating activities was $87,697 for the nine month period ended December 31, 2001 compared to net cash provided by operating activities of $73,477 in the year earlier period, a net decrease of $161,174. The substantial decline in net cash provided by operating activities was due almost entirely to the significant decline in UNIPROOF(R) sales in the 2001 period as compared to the same period in 2000.

     Cash Provided by Financing Activities. Net cash provided by financing activities increased to $168,132 for the nine month period ended December 31, 2001 from $155,733 for the period ended December 31, 2000, a net increase of $12,399.

     Inventories at March 31, 2001 were $121,753, and increased to $173,535 at December 31, 2001, an increase of $51,782.

     Accounts receivable decreased from $970,433 on March 31, 2001 to $421,160 on December 31, 2001. This $549,273 or 57% decrease was primarily the result of the lower volume of UNIPROOF(R) sales.

     Capital expenditures were negligible during the nine months ended December 31, 2001 and during the corresponding period of 2000. United Energy has no material commitments for future capital expenditures. However, our need for working capital will grow if we achieve higher levels of sales. As a result, in June 2000, the Company closed on an agreement for a $1.0 million revolving credit facility with Fleet Bank, N.A. The credit line, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the prime rate. As of December 31, 2001, $125,000 was outstanding under the credit line, compared to zero on March 31, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. None.

     (b)  Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                                DECEMBER 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED ENERGY CORPORATION

Dated:   February 14, 2002

                                          By:      \s\      ROBERT SEAMAN
                                                   -----------------------------
                                                   Robert L. Seaman,
                                                   Executive Vice President and
                                                   Principal Financial Officer