Form 10-K
period 2002-03-31
UNITED ENERGY CORP /NV/
filed 2002-07-15
CIK 1116734

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2002

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ___________

                          Commission File No. 000-30841

                               UNITED ENERGY CORP.
             (Exact name of Registrant as specified in its charter)


                   Nevada                                     22-3342379
                   ------                                     ----------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)


                           600 Meadowlands Parkway #20
                              Secaucus, N.J. 07094
                          ---------------------------
              (Address of Principal Executive Offices and Zip Code)


       Registrant's Telephone Number, Including Area Code: (800) 327-3456
                                                           --------------

        Securities Registered Pursuant to Section 12(B) of the Act: None
                                                                    ----

           Securities Registered Pursuant to Section 12(G) of the Act:
                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by nonaffiliates on July 1, 2002 (based on the average of the bid and asked prices of the Common Stock on the OTC Bulletin Board on such date) was $30,343,200.

As of July 1, 2002 there were 22,180,270 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

================================================================================

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the Company's ability to create markets for its products; the Company's ability to generate meaningful revenues; the Company's continuing operating losses; the Company's reliance on third parties to market, sell and/or distribute the Company's products; the need for future capital; availability, terms and deployment of capital; the Company's reliance on a small number of customers for its revenues; the loss of any significant customers; changes in business strategy or development plans; any adverse impact as a result of environmental laws; changes in, or the failure to comply with, government regulations; competition; the integration of the Company's new management team; and the Company's ability to protect its patents and proprietary rights; quality of management; business abilities and judgment of personnel; availability of qualified personnel.

ITEM 1 -  BUSINESS

General

United Energy Corp. (the "Company" or "United Energy") develops and distributes a diverse group of environmentally friendly specialty chemical products having various applications in several industries and markets. The Company's current list of products includes:

     o    KH-30(R)paraffin dispersant for the oil industry;

     o    UNIPROOF(R)specialty coatings for the printing industry;

     o FR-15 fire retardants for the potential use in a multitude of industries; and

     o "Slick Barrier" underwater protective coatings for use in marine applications.

The Company, through its wholly owned subsidiary Green Globe Industries, Inc. provides the United States Military with a variety of environmentally friendly, non-hazardous, biodegradable solvents, cleaners and paint strippers under our trade name "Qualchem." Green Globe Industries, Inc. is a qualified supplier for the United States Military and has sales contracts currently in place.

United Energy provides specialty chemical products to five major customers with revenues for the fiscal year ended March 31, 2002 of $1,387,851. As of March 31, 2002, the Company employed four persons and had available the services of five others under consulting or product/production cooperation arrangements.

Our principal executive offices are located at 600 Meadowlands Parkway, Secaucus, New Jersey 07094 and the telephone number at that location is (201) 842-0288. Our website address is www.unitedenergycorp.net. Information contained on our website is not incorporated by reference into this document and should not be considered a part of this document.

Background

The Company was incorporated in Nevada in 1971 as Aztec Silver Mining Co. The Company engaged in the manufacturing and distribution of printing equipment from 1995 through 1998. During that period, the Company began to develop specialty chemical products for use in the printing industry. In March 1998, the Company discontinued its printing equipment operations and changed our business focus to the development of specialty chemical products.

Current Business Operations and Principal Products

                                      KH-30

KH-30(R) is an environmentally friendly, non-petroleum-based product that is non-toxic and biodegradable. When applied in accordance with United Energy's recommended procedures, KH-30(R) has resulted in substantial production increases of between two and five times in paraffin-affected oil and gas wells. In addition, KH-30(R) has proven effective in "downstream applications" which result in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. KH-30(R) is patented in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and OAPI (Africa - which includes the countries of:
Burkina-Faso, Benin, Central African Republic, Congo, Cote d'Ivoire, Cameroon, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, Niger, Senegal, Chad and Togo). The Company has 12 additional country patent applications pending in most of the major oil-producing countries around the world (including European Community and Canada).

In March 2000, a joint marketing agreement was entered into between United Energy and ChemTech, a company that operates world wide in the design and administration of chemical treatment programs for the oil and gas industry. ChemTech is located in the Louisiana oil and gas belt with easy access to the Gulf of Mexico. ChemTech is a division of Smith International, Inc. a New York Stock Exchange listed company and a major factor in the oil service industry worldwide. There are two elements of the marketing arrangement which should prove beneficial to United Energy. The first is that neither ChemTech nor Smith International has an in-house product which competes directly with KH-30(R), and the second is that the world-wide reputation of Smith International should help to provide credibility for United Energy's KH-30(R) product in the universe of the major oil producers. Through the end of our fiscal year ended March 31, 2002 our sales of KH-30(R) to or through ChemTech have amounted to approximately $451,000.

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

The Company first entered into agreements with a number of distributors for its KH-30(R) oil and gas well cleaner during the fiscal year ended March 31, 1998. As of March 31, 2002, KH-30(R) has been utilized in over 200 oil and gas wells, having many different characteristics, and located in many different regions of the world. In the past we have marketed our KH-30(R) oil well cleaner primarily through independent distributors and have followed the pattern in our arrangement with ChemTech (a division of Smith International) pursuant to our joint marketing agreement with them.

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

To increase sales of our KH-30(R) product we are currently expanding our marketing efforts by producing a professional marketing brochure and supplemental sales material. We expect to develop additional applications for our KH-30(R) product before the calendar year end 2002 which may stimulate sales and interest globally.

                                  AD-30; AC-30

The Company has developed AD-30, a follow-on product to KH-30(R) using much of the same technology to provide an enhanced means for cleaning asphalt mixing and recycling plants. This product, and its companion product AC-30 for compressed asphalt, have been test marketed by a major asphalt equipment manufacturer, Gentec(R) Asphalt Equipment, and are now ready for distribution.

                                   UNIPROOF(R)

United Energy has developed a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired duPont patent. However, the exact formulation utilized by the Company, to the best of the Company's knowledge, has not been able to be duplicated by others and is protected by the Company as a trade secret.

The Company introduced its proofing paper product in June of 1999. By March of 2000, sales of the product had increased to more than $200,000 per month and amounted to a total of $1,724,695 during the fiscal year ended March 31, 2000. Sales of UNIPROOF(R) proofing paper totaled $2,921,345 for the fiscal year ended March 31, 2001, and $1,033,574 in the fiscal year ended March 31, 2002.

On September 22, 2000 we entered into an agreement with the Alameda Company of Anaheim, California which grants them exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for our UNIPROOF(R) proofing paper. As part of the arrangement, Alameda bought all of our existing UNIPROOF(R) inventory for $798,100, and we turned over to them all of our existing customers within the above territory.

To maintain exclusivity for 2001 and 2002 Alameda was required to purchase from us a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft.
($4,018,392) in 2002. Due to a severe decline of publishing industry advertising pages, Alameda was unable to meet the 2001 quota and the exclusivity portion of the agreement has been terminated. Alameda will continue to market UNIPROOF(R)on a non-exclusive basis.

                                      FR-15

United Energy's chemists have also developed an environmentally friendly fire-retardant agent named FR-15. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. FR-15 mixture also resists re-ignition once a fire has been extinguished. This product can also be used to reduce odors, such as those from decomposing garbage, and for soil remediation following petroleum-based contamination. Our FR-15 product has been fully developed and tested by several municipal fire departments. We are in the process of getting FR-15 certified by Underwriters Laboratories ("UL"). We expect that sales of FR-15 will commence when the product receives UL certification. Additionally, we are in preliminary talks with foreign marine and fire extinguisher distributors who may be willing to purchase FR-15 without UL certification.

                                 "Slick Barrier"

In January 2001, the Company introduced an underwater protective coating at the National Boat Show at the Javits Center in New York City. The underwater protective coating which the Company formally named "Bye Bye

Barnacles" and now called "Slick Barrier," is another in the Company's line of environmental products in that it is environmentally friendly and biogradable, characteristics which the Company believes to be particularly appealing in fresh water marine applications, although the product has proven to be effective in both fresh and saltwater environments. During fiscal year 2002 the Company's chemists have developed a new version of the product with improved coating characteristics and durability. A patent application on this product is in process.

We are applying for trademark protection both nationally and internationally for our "Slick Barrier" and "Barrier Coating 566" products. We hope to conclude our testing of the products during our second fiscal quarter of 2002, and we have begun discussions with leading foreign distributors of marine products.

                           GreenGlobe Industries, Inc.

United Energy acquired in November 1998 all of the outstanding shares of Green Globe Industries, Inc. in exchange for 30,000 shares of United Energy common stock. GreenGlobe is operated as a separate subsidiary of United Energy and sells its products under the tradename Qualchem(TM). The acquisition of Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Of particular note in the Green Globe line was the development of dual package cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The "wipes" were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

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

The Company is not responsible for any environmental expenditures with respect to the manufacturing of its products. First of all, the chemical products on which the Company concentrates are generally "environmentally friendly" products in that they are low in toxicity and rank high in biodegradability. Secondly, any environmental issues involved in manufacturing are the responsibility of the blending facilities, provided they receive adequate and accurate information from the Company as to the components of the chemicals involved.

Currently, the photosensitive coating for the Company's UNIPROOF(R) proofing paper is applied by an independent coater who is bound by a confidentiality agreement which obligates the recipient not to disclose or use confidential information of the Company. We believe this facility has the capacity to meet our production needs for the foreseeable future and also meets all environmental manufacturing restrictions now or expected to be enacted. The Company believes that the services of this facility can be duplicated by others. In our opinion, the need for a contract with the coater is obviated by the coater's clear economic benefit from continuing to provide services to us. The Company is more concerned about a precipitous event, such as damage to the coater's facility, which could result in an interruption of UNIPROOF(R) production. The Company believes that alternate coating sources do exist and that the coater could be replaced, albeit with at least some interruption in production flow.

There were in the fiscal year ended March 31, 2002 five major customers for the Company's products: The Alameda Company (74.5% of revenues); General Services Administration and Defense Supply Center (combined), (10.4%) for aircraft cleaning products and paint removers, ChemTech (11.5%) for the Company's KH-30(R) oil well cleaning product, and VIP Offset (1%) for graphic arts products. The Company believes that those of its customers who are not end-users can be replaced if they were to cease to act as distributors, although the arrangement with ChemTech for the sale of KH-30(R) is viewed as particularly advantageous by the Company. All of our products up to this point are sold domestically in US dollars and, therefore, we have had no foreign currency fluctuation risk.

The Company's current operations do not require a substantial investment in inventory other than minimum commitments to our distributors. However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

Our order backlog both at the beginning of the last fiscal year and at the end of such year was insignificant as we generally ship product as orders are received.

Employees

As of July 14, 2002, the Company employed 10 persons and had available the services of four others under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with the Company to manufacture or market one or more of the Company's products.

None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

Research and Development

All of the Company's principal products are developed and ready for market. This is the result of research and development expenditures paid to vendors, excluding allocation of internal costs, estimated to be $71,500, $69,400 and $58,300 for the three fiscal years ended March 31, 2000, 2001 and 2002.
The Company has had available the services of two research chemists and one production chemist, as well as two petroleum geologists, to aid in the development of its products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

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

Proprietary Technologies

With respect to our formulations which are proprietary, we have patented our KH-30(R) oil well cleaner patented in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and OAPI (Africa - which includes the countries of:
Burkina-Faso, Benin, Central African Republic, Congo, Cote d'Ivoire, Cameroon, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, Niger, Senegal, Chad and Togo). We also haves 12 additional country patent applications pending in most of the major oil-producing countries around the world (including European Community and Canada). We believe our patent is strong and will help our competitive position. However, we are aware that others may try to imitate our product or invalidate our patents. We have in the past vigorously enforced our trade secrets such as the one relating to our UNIPROOF(R) proofing paper, and intend to continue to do so in the future. However, we recognize that intellectual property rights provide less than complete protection. To the best of our knowledge no one else is currently producing a product similar to KH-30(R).

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

In addition to applying for patent protection on our KH-30(R) product, we have also registered "KH-30" as a trademark. Trademark protection has also been obtained for the "UNIPROOF" name for our proofing paper. We anticipate applying for both patent and trademark protection for our other products in those jurisdictions where we deem such protection to be beneficial.

Item 2 - Properties

The Company rents 9,600 sq. feet of office space at 600 Meadowlands Parkway, Secaucus, New Jersey 07094 at a monthly rent of $7,720. See Item 13 - Certain Relationships and Related Transactions. The Company uses independent non-affiliated contract chemical blending and manufacturing facilities in various locations around the United States for the manufacture of its products. The Company contracts the production of its products to independent manufacturers and blenders and its products are therefore produced at the manufacturing facilities of such entities. The Company owns no manufacturing facilities itself.

Item 3 - Legal Proceedings

During the fiscal year ended March 31, 1997, litigation was commenced by SMK Industries ("SMK") against Nor Graphics Inc. (a United Energy Subsidiary) ("Nor") relating to the equipment division of Nor. SMK was a supplier and joint venture partner of Nor with respect to the production of printing equipment. SMK sued Nor in the amount of $119,694.62 claiming that such amount was due and payable for machining services and supplies with respect to equipment produced for Nor's equipment division. Nor counterclaimed stating that SMK overcharged Nor when compared to the agreement between the parties for machining services to be rendered and also improperly marked up parts supplied to Nor. The offsets claimed by Nor more than cover the damages allegedly accrued by SMK. In addition, Nor discovered the machine as to which SMK and Nor were to be joint venture partners was not in fact owned by SMK. Consequently, Nor has alleged in a counterclaim that it was fraudulently induced into a joint venture agreement with SMK and the machine in question could never have been sold free and clear of encumbrances. Because of all the above defenses, Nor believes that it will prevail in the lawsuit brought by SMK and, consequently, has limited if any exposure. The matter was referred to binding arbitration in 1998, but the arbitration never took place. Subsequent to March 31, 2002 counsel for SMK filed a motion to re-open the matter despite the long period of inaction. On June 7, 2002 the court ordered that the matter be sent to arbitration. The Company believes the claim is without merit and intends to vigorously defend this action.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

As of July 1, 2002, there were 463 record holders of the Company's common stock and there were 22,180,270 shares outstanding. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

The following table shows United Energy's high and low bid prices as quoted on the OTC Bulletin Board by quarter during each of the Company's last three fiscal years and on the OTC "Pink Sheets" after May 3, 2000. As of April 26, 2002, the Company's stock began being quoted once again on the OTC Bulletin Board. Such quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.


             FISCAL YEAR         QUARTER      HIGH BID     LOW BID

               2001          First Quarter          4.13       1.82
                             Second Quarter         3.00       1.41
                             Third Quarter          3.25       1.00
                             Fourth Quarter         1.81       1.02
               2002          First Quarter          1.23       0.75
                             Second Quarter         1.85       0.66
                             Third Quarter          1.20       0.65
                             Fourth Quarter         1.70       0.83
               2003          First Quarter          3.85       1.17
                             Second Quarter*        2.30       1.75

_______________________

* Through July 11, 2002.


On July 1, 2002 the Company's stock price closed at $2.10 per share. The aggregate market value of the stock held by non-affiliates on July 1, 2002 was $30,343,200. For information concerning principal shareholders, please see "Security Ownership of Certain Beneficial Owners and Management."

                     RECENT SALES OF UNREGISTERED SECURITIES

On March 4, 2002, 100,000 shares of unregistered common stock were issued to the firm of Seaman & Wehle as partial consideration for legal services rendered during the fiscal year ended March 31, 2002. The closing price on that date was $1.11, for an aggregate value of $111,000. This transaction was exempted from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of such Act. The above issuance was the only sale of unregistered securities during the two-year period prior to March 31, 2002. Consequently, there are no such shares outstanding which may be sold under the provisions of Rule 144. However, management is, as of June 15, 2002, able to utilize Rule 144 to effect immediate sales of up to 665,406 shares, although management currently has no intention of making any such sales.

Item 6 - Selected Financial Data

The following selected consolidated financial information for the fiscal years ended March 31, 1998, 1999, 2000, 2001 and 2002 is derived from our audited financial statements and the notes thereto. The statement of operations information for the four-year period ended March 31, 2001 and the balance sheet information as of the end of each of the four fiscal years ended March 31, 2001 is derived from the consolidated financial statements of United Energy Corp., which have been audited by Arthur Andersen LLP, independent public accountants, and in this annual report on Form 10-K. The statement of operations information for the year ended March 31, 2002, and the balance sheet information as of March 31, 2002, is derived from the consolidated financial statements of United Energy Corp., which have been audited by Grant Thornton LLP, independent public accountants. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes included elsewhere in this Form 10K.

                           FISCAL YEAR ENDED MARCH 31,

                CONSOLIDATED
        STATEMENT OF OPERATIONS DATA                      2002          2001          2000          1999         1998
        ----------------------------                      ----          ----          ----          ----         ----

Operating Revenues...............................       1,387,851     3,482,915     2,585,556     1,191,583    1,942,142
Cost of goods sold...............................         756,391     2,325,652     1,368,727     1,115,779    1,729,968
Gross profit.....................................         631,468     1,157,263     1,216,829        75,804      212,174
Selling, G&A.....................................       1,763,446     1,052,790     1,099,705       877,806      766,931
Executive Services Contributed by Management.....         187,500       250,000       250,000       250,000      250,000
Interest income (expense), net...................          (4,408)      (10,236)       (2,424)        3,402      (14,427)

Net Income (Loss) before discontinued operations.      (1,364,576)     (404,316)     (152,765)   (1,056,034)    (821,616)
Income (Loss) from discontinued operations.......               0             0             0       (35,333)     279,301
Income tax.......................................               0             0             0             0            0

Net Income (Loss)................................      (1,364,576)     (404,316)     (152,765)   (1,091,367)    (542,315)
Retained deficit beginning.......................      (3,780,418)   (3,376,102)   (3,223,337)   (2,131,970)  (1,589,655)
Retained deficit end.............................      (5,144,994)   (3,780,418)   (3,376,102)   (3,223,337)  (2,131,970)
Loss per share...................................           (0.09)        (0.03)        (0.01)        (0.07)       (0.04)
Cash dividends paid..............................               0             0             0             0            0

                                 AS OF MARCH 31,

                  CONSOLIDATED
               BALANCE SHEET DATA                         2002          2001          2000          1999         1998
               ------------------                         ----          ----          ----          ----         ----

Total working capital............................         821,500     1,188,881       318,651        41,448      199,142
Total assets.....................................       1,037,972     1,411,699     1,314,843       565,749      569,762
Total liabilities................................         903,212     1,016,763       765,591       289,232      301,628
Total long term debt.............................               0             0             0             0            0
Total stockholder's equity.......................         134,760       394,936       549,252       276,517      268,134
Total shares outstanding.........................      16,180,270    15,830,270    15,830,270    15,731,270   15,199,936


                                            [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

The following is a summary of the quarterly operations for the years ended March 31, 2000, 2001 and 2002.

                                                         UNAUDITED QUARTERLY FINANCIAL DATA
                                                               CONSOLIDATED STATEMENTS
                                                                    OF OPERATIONS
                                                          FISCAL YEAR ENDED MARCH 31, 2002


                                            1ST QUARTER      2ND QUARTER    3RD QUARTER        4TH QUARTER     FISCAL YEAR

Operating revenues......................  $      589,692   $       92,595   $      450,055   $     255,509   $    1,387,851
Cost of goods sold......................         329,277           21,640          235,602         169,872          756,391
Gross profit............................         260,415           70,955          214,453          85,637          631,460
General and administrative..............         195,303          390,525          323,593         854,025        1,763,446
Executive Services......................          62,500           62,500           62,500              --          187,500
Depreciation and amortization...........           4,134            4,579            5,936           5,382           20,031
Interest expense (income)...............             787            1,222            1,238           1,161            4,408
Legal settlement........................              --               --               --         (20,651)         (20,651)
Income(Loss)from continuing operations..          (2,309)        (387,871)        (178,814)       (795,582)      (1,364,576)
Income tax..............................              --               --               --              --               --
Net income (loss).......................          (2,309)        (387,871)        (178,814)       (795,582)      (1,364,576)
Retained earnings (deficit), beginning..  $   (3,780,418)  $   (3,782,727)  $   (4,170,598)  $  (4,349,412)  $   (3,780,418)
Retained Earnings (deficit), ending.....  $   (3,782,727)  $   (4,170,598)  $   (4,349,412)  $  (5,144,994)  $   (5,144,994)
Per share information:
Earnings (loss) per share -
  basic and diluted.....................  $        (0.00)  $        (0.03)  $        (0.01)  $       (0.05)   $        (0.09)
Weighted average shares outstanding.....      15,841,259       16,080,270       16,080,270      16,086,937        16,022,325
Cash dividends paid.....................  $         0.00   $         0.00   $         0.00   $        0.00              0.00

                                            [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]



                                                 UNAUDITED QUARTERLY FINANCIAL DATA
                                                       CONSOLIDATED STATEMENTS
                                                            OF OPERATIONS
                                                  FISCAL YEAR ENDED MARCH 31, 2001


                                             1ST QUARTER      2ND QUARTER     3RD QUARTER      4TH QUARTER     FISCAL YEAR


Operating revenues......................  $      836,332   $      736,763   $    1,281,608   $      628,212   $    3,482,915
Cost of goods sold......................         546,330          524,896          894,717          359,709        2,325,652
Gross profit............................         290,002          211,867          386,891          268,503        1,157,263
General and administrative..............         303,344          158,053          261,955          329,438        1,052,790
Executive Services......................          62,500           62,500           62,500           62,500          250,000
Depreciation and amortization...........           4,385            4,385            4,385            3,417           16,572
Interest expense (income)...............             934            3,995            3,945            1,362           10,236
Legal settlement........................              --               --               --         (231,981)        (231,981)
Income(Loss)from continuing operations..         (81,161)         (17,066)          54,106         (360,195)        (404,316)
Income tax..............................              --               --               --               --               --
Net income (loss).......................         (81,161)         (17,066)          54,106         (360,195)        (404,316)
Retained earnings (deficit), beginning..  $   (3,376,102)  $   (3,457,263)  $   (3,474,329)  $   (3,420,223)  $   (3,376,102)
Retained Earnings (deficit), ending.....  $   (3,457,263)  $   (3,474,329)  $   (3,420,223)  $   (3,780,418)  $   (3,780,418)
Per share information:
Earnings (loss) per share -
  basic and diluted.....................  $        (0.01)  $         0.00   $         0.00    $        (0.02)  $        (0.03)
Weighted average shares outstanding.....      15,830,270       15,830,270       15,830,270        15,830,270       15,830,270
Cash dividends paid.....................  $         0.00   $         0.00   $         0.00    $         0.00   $         0.00



                                                 UNAUDITED QUARTERLY FINANCIAL DATA
                                                       CONSOLIDATED STATEMENTS
                                                            OF OPERATIONS
                                                  FISCAL YEAR ENDED MARCH 31, 2000


                                             1ST QUARTER      2ND QUARTER     3RD QUARTER      4TH QUARTER      FISCAL YEAR


Operating revenues......................   $    502,616   $      394,633   $      868,747    $      819,560   $    2,585,556
Cost of goods sold......................        280,260          203,676          496,857           387,934        1,368,727
Gross profit............................        222,356          190,957          371,890           431,626        1,216,829
General and administrative..............        189,721          200,013          255,280           454,691        1,099,705
Executive Services......................         62,500           62,500           62,500            62,500          250,000
Depreciation and amortization...........          4,553            3,915            4,555             4,442           17,465
Interest expense (income)...............         (1,343)           1,002              992             1,773            2,424
Income (loss) from continuing
  operations............................        (33,075)         (76,473)          48,563           (91,780)        (152,765)
Income tax..............................             --               --               --                --               --
Net income (loss).......................        (33,075)         (76,473)          48,563           (91,780)        (152,765)
Retained Earning (deficit), beginning...   $ (3,223,337)   $  (3,256,412)   $  (3,332,885)   $   (3,284,322)  $   (3,223,337)
Retained Earning (deficit), ending......   $ (3,256,412)      (3,332,885)   $  (3,284,322)   $   (3,376,101)  $   (3,376,101)
Per share information:
Earnings (loss) per share - basic and
   diluted..............................   $       0.00    $        0.00    $        0.00   $          0.01   $        (0.01)
Weighted average shares outstanding.....     15,753,770       15,776,270       15,811,053        15,834,180       15,790,853
Cash dividends paid.....................   $       0.00    $        0.00    $        0.00   $          0.00   $         0.00



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Revision of Consolidated Financial Statements

Subsequent to the issuance of its March 31, 2001 financial statements, the Company recorded compensation for executives' services that were contributed by management in the amount of $250,000 for each fiscal year commencing in 1996 until December 31, 2001. Previously, no compensation expense was reflected, as none was paid. Generally Accepted Accounting Principles require that the fair value of these services be reflected as an expense with the offset reflected in additional paid-in-capital. Such expense has now been reflected retroactively to 1996.

Accordingly, the 2001 and 2000 financial statements have been revised for the above, the effect of which increased the previously reported expenses $250,000 in each year for 2001 and 2000. The Company also recorded additional non-cash compensation expense for stock given to outside consultants during fiscal 2000 amounting to $48,210. These adjustments resulted in losses of $404,316 and $152,765 for the years ended 2001 and 2000. There was no related tax effect on the respective year's financial statements. These revisions were reflected in a Form 10-K/A filing on February 13, 2002.

The above resulted in losses per share amounts of $.03 and $.01 in 2001 and 2000, respectively.

None of the above impacted working capital or total stockholders' equity at March 31, 2000 and 2001.

Overview

During fiscal 1998, we changed our business to focus on environmentally friendly, specialty chemicals and closed our printing equipment division. Also during fiscal 1998, we had substantial revenues from a graphic arts distributorship. This activity added approximately $1,000,000 to our fiscal 1998 revenues but produced very little profit. We ceased to act as a distributor in 1999 when we began to manufacture our UNIPROOF(R) proofing paper. We are now selling this product to many of the customers we had serviced as a graphic arts distributor. During the period from 1995 through March 31, 2002 the efforts to achieve profitable operations through the sale of pressroom equipment, and research and development and initial marketing expenses for the Company's current product lines resulted in cumulative losses totaling $5,144,994.

The senior officers of United Energy Corp. have drawn no salaries from the Company during the several year period they have been managing the Company until the fourth quarter of fiscal year 2002. During this period, one of the executives began to draw a salary and was paid $79,500 through the end of the year ended March 31, 2002. In accordance with an accounting interpretation, the Company imputed salaries for senior officers even though no salaries were paid, which imputed salaries were charged to operating income. This practice was terminated in the fourth quarter of 2002, when the two executives were granted options for their services and one began drawing a salary.

The Company's previously issued certified financial statements listed its cumulative operating loss since inception and through March 31, 2001 as $2,053,458. The accounting interpretation of imputing unpaid salaries of senior officers, along with other adjustments, results in a cumulative deficit of $3,780,418 as of that date, or an increase of $1,726,960. However, the same accounting interpretation allows the Company to treat the imputed salaries, which were never paid, along with other adjustments, as a contribution to capital. Consequently, the net result is that shareholders' equity as of March 31, 2001 remained unchanged at $394,936.

The Company's business plan during fiscal 2000 and fiscal 2001 was to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) oil well cleaner and, to a lesser extent, the other specialty chemical products developed by the Company which are described above.

In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A. The Company owed $150,000 under the credit line as of March 31, 2002, which was subsequently repaid. Upon repayment of the loan in May, 2002, the line of credit was cancelled.

On September 22, 2000 the Company entered into an agreement with the Alameda Company of Anaheim, California which granted Alameda exclusive distribution rights in the Western Hemisphere (North, South and Central America and the Caribbean) for UNIPROOF(R) proofing paper. As part of the arrangement Alameda bought all existing UNIPROOF(R) inventory for $798,100. At that time, the Company turned over to Alameda all existing customers within the above territory.

To maintain exclusivity for 2001 and 2002 Alameda was required to purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft.
($4,018,392) in 2002. Due to declines in advertising pages in the publishing industry, Alameda was unable to meet 2001 minimums and United Energy cancelled the exclusivity portion of the contract. Alameda continues to distribute UNIPROOF(R) on a non-exclusive basis. Pursuant to the terms of the agreement we manufacture and ship to Alameda's order, our inventory requirements have been reduced because we have shifted a portion of that carrying cost to Alameda.

Our largest customers accounted for 74.5%, 49% and 41% of revenues in each of the fiscal years ended March 31, 2002, 2001 and 2000. Our second largest customers accounted for 11.5%, 32% and 9%, respectively, in each of such years. No other customer accounted for more than 10% of our revenues during the same periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principals generally accepted in the United States of America requires United Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, United Energy evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, and contingencies and litigation. United Energy bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective April 1, 2002. The Company believes the effect that adoption of the provisions of SFAS 142 that are effective April 1, 2002 has no material effect on its results of operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal years beginning after

December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. The Company does not expect the adoption of SFAS 144 to have a material effect on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

COMPARISON  OF FISCAL  YEAR ENDED MARCH 31, 2002 TO FISCAL YEAR ENDED
MARCH 31, 2001

     Sales

Sales decreased to $1,387,851 for the year ended March 31, 2002 from $3,482,915 for the year ended March 31, 2001. The $2,095,064, or 60%, decrease in sales was due principally to a 67% decrease in sales of our UNIPROOF(R) proofing paper due to a general decline in the printing business and a 12% increase in sales in its Green Globe / Qualchem product line. Our largest two customers accounted for 86% of revenues for the year ended March 31, 2002 compared with 81% for the year ended March 31, 2001.

     Cost of Sales

Cost of sales decreased to $756,391 or 55% of sales, for the year ended March 31, 2002 from $2,325,652 or 67% of sales, for the year ended March 31, 2001. The lower percentage in fiscal 2002 was primarily due to the decreased cost in the production of UNIPROOF(R).

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $1,970,977 or 142% of sales, for the year ended March 31, 2002 from $1,319,362 or 38% of sales, for the year ended March 31, 2001. The percentage increase was due primarily to lower gross sales and higher expenses primarily related to the value of options granted to consultants ($455,900) for services rendered to the Company. In June 2002, Mr. Seaman, a current Director and former general counsel to the Company, submitted multiple invoices in amounts totaling $141,487 for legal fees and funds advanced on behalf of the Company for periods dating back to 1997. Such amounts have been accrued in amounts due related parties and charged to General and Administrative expense, except for approximately $50,000 which has been included in prepaid offering expenses in the financial statements. However, the amounts are in dispute.

     Executive Services Contributed by Management. Each of the years ended 2001 and 2000 included an expense of $250,000 related to imputed but unpaid salaries for services contributed by senior management. In 2002, such amount was $187,500 representing the first three quarters of the year. In the 4th quarter of fiscal year 2002 each of the two officer received options for the value of their services and one of the officers began to draw a salary.

     Interest Expense, Net of Interest Income. Interest expense and interest income were not significant in either fiscal year.

     Legal Settlement. The year ended March 31, 2001 included the settlement of litigation for $231,981, which is now fully settled. During the year ended March 31, 2002, the Company settled another litigation matter in the amount of $ 20,651.

     Net Loss. For the year ended March 31, 2002, the Company incurred a net loss of $1,364,576, or $0.09 per share as compared to a loss of $404,316 for the year ended March 31, 2001 or $0.03 per share. The increased loss is primarily a result of lower sales and higher expenses for the year. The average number of shares used in calculating earnings per share increased 192,055 to 16,022,325 shares primarily as a result of shares issued to an outside investor in the 2nd quarter of the fiscal year and additional shares issued in the 4th quarter of the fiscal year for services provided by an officer.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2001 TO FISCAL YEAR ENDED
MARCH 31, 2000

     Sales

Sales increased to $3,482,915 for the year ended March 31, 2001 from $2,585,556 for the year ended March 31, 2000. The $897,359, or 35%, increase in sales was derived principally from sales of our UNIPROOF(R) proofing paper. Our largest two customers accounted for 81% of revenues for the year ended March 31, 2001 compared with 50% for the year ended March 31, 2000.

     Cost of Sales

Cost of sales increased to $2,325,652 or 67% of sales, for the year ended March 31, 2001 from $1,368,727 or 53% of sales, for the year ended March 31, 2000. The higher percentage in fiscal 2001 was primarily due to the slightly lower average UNIPROOF(R) selling prices under our arrangement with the Alameda Company.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses decreased to $1,319,362 or 38% of sales, for the year ended March 31, 2001 from $1,367,170 or 53% of sales, for the year ended March 31, 2000. The percentage decrease was due primarily to a higher level of sales as compared to the relatively stable level of expenses.

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

COMPARISON  OF FISCAL  YEAR ENDED MARCH 31, 2000 TO FISCAL YEAR ENDED
MARCH 31, 1999

         Sales

Sales increased to $2,585,556 for the year ended March 31, 2000 from $1,191,583 for the year ended March 31, 1999. The $1,393,973, or 117%, increase in sales was derived principally from sales of our UNIPROOF(R) proofing paper, which was introduced in June 1999 and accounted for $1,724,695 in revenues. Our three largest customers accounted for 59% of revenues for the year ended March 31, 2000 compared with 42% for the year ended March 31, 1999.

     Cost of Sales

Cost of sales increased to $1,368,727 and dropped to 53% of sales, for the year ended March 31, 2000 from $1,115,779 or 94% of sales, for the year ended March 31, 1999. This was primarily due to production and sale of the proofing paper, which has a higher gross margin relative to our other products.

Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased to $1,367,170, or 53% of sales, for the year ended March 31, 2000 from $1,135,240, or 96% of sales, for the year ended March 31, 1999. This increase was attributable primarily to the hiring of additional employees and outside consultants.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since the acquisition of United Energy in 1995, operations have been financed primarily through loans and equity contributions from principals (namely Mr. Ronald Wilen and Mr. Robert Seaman), and from third parties supplemented by funds generated by our business. As of March 31, 2002, the Company had $198,412 in cash, accounts receivable of $218,104, inventories of $287,857, and prepaid offering costs of $117,127.

     Net Cash Provided by Operating Activities. During the fiscal year ended March 31, 2002 net cash used in operating activities was $34,874 compared with $59,882 provided by operating activities for the fiscal year ended March 31, 2001, a total decrease in cash flow of $94,756. This was primarily a result of the lower level of sales activities and higher expense levels during the year.

     Net Cash Provided by Financing Activities. Net cash generated from financing activities increased to $150,000 primarily for draw downs against the line of credit for the year ended March 31, 2002. This increased from a use of funds of $(406) for the year ended March 31, 2001, a net increase of $150,406. The higher amount in 2002 had been needed to cover increased losses compared to the prior year.

     At March 31, 2002, accounts receivable decreased to $218,104, a $752,329, or 78% decrease from the balance at March 31, 2001 of $970,433. Most of the decrease was related to the decreased sales volume of our UNIPROOF(R) proofing paper during fiscal 2002.

     At March 31, 2002, the Company incurred prepaid offering costs of $117,127 which constituted legal and other costs incurred in the preparation of the private placement offering documents.

     Inventories at March 31, 2002 were $287,857, an increase of $166,104 from the balance of $121,753 at March 31, 2001. Most of the increase in inventory was due to orders in process of production and finished goods awaiting shipment at end of year. For the year ended March 31, 2002, the Company established a inventory valuation reserve of $16,290 for certain slow moving finished goods.

     Our capital requirements have grown because of our recent losses. We expect our capital requirements to continue to increase if we are able to expand and become a competitive force in the proofing paper and specialty chemical industries. Our market shares in these markets are not currently quantifiable, although we believe them to be very small. Through fiscal 2002 we have incurred continuing significant negative cash flows from operations. Continued operations have relied primarily on financing activities. We believe that the capital currently available to us will be sufficient to sustain our current level of operations. However, to be able to grow and to take advantage of anticipated opportunities we will need additional capital. We believe such capital will be available to us on reasonable terms.

     In June 2000, the Company obtained a $1,000,000 line of credit from Fleet Bank, N.A. Borrowings under the credit line bear interest at the bank's prime rate, payable monthly. Amounts owed under the credit line are subject to repayment on demand at any time and for any reason. Borrowings under the line must be reduced to zero for a period of 30 consecutive days in any twelve-month period.

     At March 31, 2002, the Company owed $150,000 under the credit line for working capital to fill orders for its UNIPROOF(R) proofing paper. This amount outstanding at March 31, 2002 was subsequently repaid with the proceeds of the private financing.

     Accounts payable and accrued expenses decreased $25,029 to $611,725 at fiscal year end 2002 from $636,754 in 2001, due primarily to decreased cash flow from operations. Additionally, the Company accrued certain legal and other expenses owed to related parties in the amount of $141,487 as of March 31, 2002 compared with $30,009 in the prior year.

     In June 2001, the balance of a loan of $350,000 due to a shareholder was converted to 250,000 shares of common stock in full settlement of the debt.

     Any projections of future cash needs and cash flows are subject to substantial uncertainty. We believe that our current cash and cash equivalents (including the proceeds of the May 2002 financing described below) will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months.

     SUBSEQUENT FINANCING AND NEW MANAGEMENT

     On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issue warrants to purchase 3,000,000 of the Company's common stock at an exercise price of $2 per share exercisable for a five-year period. The Company incurred an estimated $450,000 in issuance expenses in connection with the financing. In addition, the Company issued 750,000 additional warrants to purchase 750,000 of Company's common stock at an exercise price of $0.60 per share with a five year term but not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of 500,000 warrants issued in connection with the private placement.

     As part of the private financing transaction, the Company began the process of identifying and making employment offers to a new management team to focus on the sales and marketing of KH-30 and other products. Three of four of the new management team have accepted employment starting in May 2002. Each of these executives has employment agreements with terms from one to three years. These agreements provide, among other things, for annual base salaries and bonuses totaling $728,000, $635,000, $324,000 and $28,000 in fiscal 2003, 2004, 2005 and 2006.

     The Company intends to use the proceeds of the offering for office equipment, leasehold improvements, working capital and to finance the marketing of its products.

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

     The following table shows the proportion of total revenues by segment in each of the last three fiscal years.

                                               SPECIALTY
       FISCAL YEAR                            GRAPHIC ARTS         CHEMICALS
       -----------                            ------------         ---------
         2000...............................    1,970,701           614,855
         2001...............................    3,190,824           292,091
         2002...............................    1,061,317           326,534

STATEMENT REGARDING INFLATION

     The Company does not believe that inflation in the cost of its raw materials has had or will have any significant negative impact on its operations in the past or in the future.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

     The Company does not engage in material transactions involving financial instruments.

Item 8 - Consolidated Financial Statements and Supplementary Data

     The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In May 2002, United Energy changed accounting firms from Arthur Andersen, LLP to Grant Thornton, LLP.

                                    PART III

The information required by this Part III (items 10, 11, 12, and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The financial statement schedules and exhibits filed as a part of this annual report on Form 10-K are as follows:

     (a) Financial Statement Schedules: Schedule II - Schedule of Valuation and Qualifying Accounts

     (b) Reports on Form 8-K: No reports were filed on Form 8-K in the last quarter of fiscal year 2002.

     (c) Exhibits: All of the Exhibits in the Index listed below are incorporated by reference except Items:

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

          (11)    Statement re Computation of Per Share Earnings*

          (12)    Statement re Computation of Ratios (not applicable)

          (13)    Annual Report to Shareholders

          (16)    Letter re Change in Certifying Accountant****

          (18)    Letter re Accounting Principles (not applicable)

          (21)    List of Subsidiaries*

                  *filed   with original Form 10 on June 20, 2000.
                  **filed with Amendment No. 1 to Form 10 on December 20, 2000 ***filed with Form 10-Q for period ended September 30, 2001 and incorporated herein by reference.
                  ****filed with Form 8-K regarding change of Auditors,
                      June 3, 2002

                                INDEX TO EXHIBITS

         Exhibit
         Number            Item

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

          (11)    Statement re Computation of Per Share Earnings*

          (12)    Statement re Computation of Ratios (not applicable)

          (13)    Annual Report to Shareholders

          (16)    Letter re Change in Certifying Accountant****

          (18)    Letter re Accounting Principles (not applicable)

          (21)    List of Subsidiaries*

                  *filed   with original Form 10 on June 20, 2000.
                  **filed with Amendment No. 1 to Form 10 on December 20, 2000 ***filed with Form 10-Q for period ended September 30, 2001 and incorporated herein by reference.
                  ****filed with Form 8-K regarding change of Auditors,
                      June 3, 2002


Reports on Form 8-K:

                                   SIGNATURES

         Pursuant to the requirements of Sections 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNITED ENERGY CORP.
                                  (REGISTRANT)



By  \s\ Ronald Wilen                                              July 15, 2002
    ---------------------------------------------------------     -------------
        Ronald Wilen, President (Principal Executive Officer)          Date

By  \s\ Sanford M. Kimmel                                         July 15, 2002
    ---------------------------------------------------------     -------------
        Sanford M. Kimmel, Chief Financial Officer                     Date
        (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    \s\ Ronald Wilen                                              July 15, 2002
    ---------------------------------                             -------------
        Ronald Wilen, Director                                         Date


    \s\ Robert L. Seaman                                          July 15, 2002
    ---------------------------------                             -------------
        Robert L. Seaman, Director                                     Date


                                                                  July 15, 2002
    ---------------------------------                             -------------
        Reginald L. Babcock, Director                                  Date


    \s\ Andrea Pampanini                                          July 15, 2002
    ---------------------------------                             -------------
        Andrea Pampanini, Director                                     Date

    \s\ Martin Rappaport                                          July 15, 2002
    ---------------------------------                             -------------
        Martin Rappaport, Director                                     Date


     \s\Thomas F. Spencer                                         July 15, 2002
    ---------------------------------                             -------------
        Thomas F. Spencer, Director                                    Date


    \s\ Robert Deak                                               July 15, 2002
    ---------------------------------                             -------------
        Robert Deak, Director                                          Date


    \s\ Andrew D. Lundquist                                       July 15, 2002
    ---------------------------------                             -------------
        Andrew D. Lundquist, Director                                  Date


    \s\ Rodney Woods                                              July 15, 2002
    ---------------------------------                             -------------
        Rodney Woods, Director                                         Date

                    UNITED ENERGY CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........................................         F-2-F-3

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets as of March 31, 2002 and 2001...............................            F-4
     Consolidated Statements of Operations for the Years Ended March 31, 2002, 2001
         and 2000............................................................................            F-5
     Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2002,
         2001 and 2000.......................................................................            F-6
     Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001
         and 2000............................................................................            F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................         F-8-F-18

SCHEDULE II - Schedule of Valuation and Qualifying Accounts..................................            S-1


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of United Energy Corporation:

We have audited the accompanying consolidated balance sheet of United Energy Corporation (a Nevada corporation) and subsidiaries as of March 31, 2002 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Energy Corporation and Subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the schedule II for the year ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ GRANT THORNTON LLP
GRANT THORNTON LLP
New York, New York
June 14, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of United Energy Corp.:

We have audited the accompanying consolidated balance sheets of United Energy Corp. (a Nevada corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

New York, New York                                   \s\ ARTHUR ANDERSEN LLP
June 12, 2001 (except with respect to the matters discussed in Note 14, as to which the date is July 20, 2001, respectively).

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Anderson LLP ("Anderson") report and has not been reissued by Anderson. The inclusion of this previously issued Anderson report is pursuant to the "Temporary Final Rule and Final Rule: Requirements for Arthur Anderson LLP Auditing Clients," issued by the U.S. Securities Exchange and Exchange Commission in March 2002. Note that this previously issued Anderson report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial as of and for the fiscal years ended March 31, 2002.

UNITED ENERGY CORP. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                        MARCH 31, 2002 AND 2001


                                                                                               2002                  2001
                                                                                        --------------      --------------

                                                  ASSETS

CURRENT ASSETS:
      Cash and cash equivalents........................................................ $      198,412      $      96,695
      Accounts receivable, net of allowance for doubtful accounts of
            $4,795 and $71,656, respectively...........................................        218,104            970,433
      Inventory, net of allowance of $16,290 in 2002...................................        287,857            121,753
      Prepaid offering costs...........................................................        117,127                 --
                                                                                        --------------      -------------
                  Total current assets ................................................        821,500          1,188,881
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
      amortization of $23,507 and $19,847, respectively................................         16,883              7,134
OTHER ASSETS:
      Goodwill, net of accumulated amortization of $17,704 and $11,935, respectively...         68,819             74,588
      Patent, net of accumulated  amortization
of $30,148 and $19,545 respectively....................................................        128,908            139,511
      Other assets.....................................................................          1,862              1,585
                                                                                        --------------      -------------
                  Total assets......................................................... $    1,037,972      $   1,411,699
                                                                                        ==============      =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Revolving line of credit.........................................................$       150,000      $          --
      Accounts payable and accrued expenses............................................        611,725            636,754
      Due to shareholder...............................................................             --            350,000
      Due to related parties...........................................................        141,487             30,009
                                                                                       ---------------      -------------
                  Total current liabilities............................................        903,212          1,016,763
                                                                                       ---------------      -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
      Common stock: $0.01 par value 100,000,000 shares authorized; 16,180,270 and 15,830,270 shares issued and outstanding as of March 31, 2002
            and 2001, respectively.....................................................        161,802            158,302
      Additional paid-in capital ......................................................      5,117,952          4,042,052
      Stock subscription receivable....................................................            --             (25,000)
      Accumulated deficit..............................................................     (5,144,994)        (3,780,418)
                                                                                       ----------------     --------------
                  Total stockholders' equity...........................................        134,760            394,936
                                                                                       ---------------      -------------
                  Total liabilities and stockholders' equity ..........................$     1,037,972      $   1,411,699
                                                                                       ===============      =============



                                                 UNITED ENERGY CORP. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                         2002                   2001                2000
                                                                      ---------             -----------          ----------

REVENUES, net  ...........................................   $        1,387,851      $        3,482,915        $      2,585,556
COST OF GOODS SOLD........................................              756,391               2,325,652               1,368,727
                                                             ------------------      ------------------      ------------------
   Gross profit...........................................              631,460               1,157,263               1,216,829
                                                             ------------------      ------------------      ------------------

OPERATING EXPENSES:
   General and administrative.............................            1,763,446               1,052,790               1,099,705
   Executive services contributed by management...........              187,500                 250,000                 250,000
    Depreciation and amortization.........................               20,031                  16,572                  17,465
                                                             ------------------      ------------------      ------------------
               Total operating expenses...................            1,970,977               1,319,362               1,367,170
                                                             ------------------      ------------------      ------------------
               (Loss) from operations.....................           (1,339,517)               (162,099)               (150,341)
                                                             -------------------     -------------------     --------------------

OTHER INCOME (EXPENSE):
   Interest income........................................                1,792                   1,581                  10,028
   Interest expense.......................................               (6,200)                (11,817)                (12,452)
   Legal settlement.......................................              (20,651)               (231,981)                     --
                                                             ------------------      -------------------     ------------------
               Total other (expense)......................              (25,059)               (242,217)                 (2,424)
                                                             ------------------      ------------------      -------------------
               Net (loss).................................   $       (1,364,576)     $         (404,316)     $         (152,765)
                                                             ===================     ===================     ===================

BASIC AND DILUTED LOSS PER SHARE:

               Total basic and diluted (loss) per share...   $           (0.09)      $           (0.03)      $           (0.01)
                                                             ==================      ==================      ==================
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, basic and diluted.........................           16,022,325              15,830,270              15,790,853
                                                             ==================      ==================      ==================

                                                     The accompanying notes are an integral part of these consolidated statements.


                                    UNITED ENERGY CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000



                                                         ADDITIONAL        STOCK
                                         COMMON STOCK      PAID-IN      SUBSCRIPTION   ACCUMULATED
                                      SHARES     AMOUNT    CAPITAL       RECEIVABLE       DEFICIT        TOTAL


BALANCE, March 31, 1999..........   15,731,270   $157,312  $3,367,542    $(25,000)     $ (3,223,337)       $276,517
    Common stock issued for
        services received........       99,000        990     174,510          --                --         175,500
    Executive services
        contributed by management           --         --     250,000          --                --         250,000
    Net loss.....................           --         --          --          --          (152,765)       (152,765)
                                    ----------    -------   ---------    --------      --------------    -----------
BALANCE, March 31, 2000..........   15,830,270    158,302   3,792,052     (25,000)       (3,376,102)        549,252

    Executive services
        contributed by management           --         --     250,000          --                --         250,000
    Net loss.....................           --         --          --          --          (404,316)       (404,316)
                                    ----------    -------   ---------    --------      --------------    -----------
BALANCE, March 31, 2001..........   15,830,270    158,302   4,042,052     (25,000)       (3,780,418)        394,936
    Common stock issued for
        conversion of due to
        shareholder..............      250,000      2,500     347,500          --                --         350,000
    Write-off of subscription
        receivable...............                             (25,000)     25,000                --              --
    Common stock issued for services
        received.................      100,000      1,000     110,000          --                --         111,000
    Options granted in consideration
        For consulting services..                             455,900                                       455,900
    Executive services
        contributed by management           --         --     187,500          --                --         187,500
    Net loss.....................           --         --          --          --        (1,364,576)     (1,364,576)
                                    ----------    -------   ---------    --------      --------------    -----------
BALANCE, March 31, 2002..........   16,180,270   $161,802  $5,117,952    $     --      $ (5,144,994)    $   134,760
                                    ==========   ========  ==========    ========      =============     ==========




 The accompanying notes are an integral part of these consolidated statements.


                                                   UNITED ENERGY CORP. AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                                      2002                2001               2000
                                                                                ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss    ..........................................................       $   (1,364,576)     $   (404,316)     $    (152,765)
   Adjustments to reconcile net loss to net cash
         provided by operating activities-
         Depreciation and amortization...................................               20,031            16,572             17,465
         Noncash consulting expense......................................              111,000                --            175,500
         Options granted in consideration for
         Consulting services.............................................              455,900                --                 --
         Executive services contributed by management....................              187,500           250,000            250,000
   Changes in operating assets and liabilities-
         Decrease (increase) in accounts receivable......................              752,329          (524,484)          (336,212)
         (Increase) decrease in inventory................................             (166,104)          470,532           (543,790)
         Increase in prepaid offering costs..............................               (5,649)               --                 --
         (Increase) decrease in other assets.............................                 (277)               --              3,154
         (Decrease) increase in accounts payable and accrued
               expenses..................................................              (25,028)          251,578            120,088
                                                                                ---------------     ------------      -------------
               Net cash (used in) provided by operating activities.......              (34,874)           59,882           (466,560)
                                                                                ---------------     -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisition of property and equipment....................              (13,409)               --                 --
   Payments for patent...................................................                   --            (8,789)           (16,151)
                                                                                --------------      ------------      -------------
               Net cash used in investing activities.....................              (13,409)           (8,789)           (16,151)
                                                                                --------------      ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit............................................                   --          (165,697)            (6,370)
   Proceeds from line of credit..........................................              150,000           160,000                 --
   Proceeds from related party...........................................                   --             5,291             12,641
   Proceeds from due to shareholder......................................                   --                --            350,000
                                                                                --------------      ------------      -------------
               Net cash provided by (used in) financing activities.......              150,000              (406)           356,271
                                                                                --------------      ------------      -------------
               Net increase (decrease) in cash and cash equivalents..                  101,717            50,687           (126,440)
CASH AND CASH EQUIVALENTS, beginning of year.............................               96,695            46,008            172,448
                                                                                --------------      ------------      -------------
CASH AND CASH EQUIVALENTS, end of year...................................       $      198,412      $     96,695      $      46,008
                                                                                ==============      ============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for-
         Interest........................................................       $        6,266      $     11,198      $      12,452
         Income taxes....................................................                  720             5,066                800

   Conversion of accounts due to a shareholder into
         common stock....................................................       $      350,000      $         --      $          --


  The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002 2001 AND 2000


1.   DESCRIPTION OF BUSINESS

     United Energy (the "Company") considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty chemical products, in particular its KH-30(R) oil well cleaner. The Company first developed a follow on product to KH-30(R) using much of the same technology to provide an enhanced means for cleaning asphalt mixing and recycling plants. This product, called AD-30, and its companion product AC-30 for compressed asphalt, have been test marketed by a major asphalt equipment manufacturer, Gentec(R) Asphalt Equipment, and are now ready for distribution.

     Green Globe Industries Inc. ("Green Globe") is operated as a separate subsidiary of United Energy and sells its products under the tradename Qualchem(TM). Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Green Globe developed a dual package of cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The "wipes" were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

     United Energy's chemists have also developed an environmentally friendly fire retardant agent named FR-15. FR-15 begins as a concentrate, which can be mixed with varying amounts of water, depending on the anticipated use. FR-15 mixture also resists re-ignition once a fire has been extinguished. This product can also be used to reduce odors, such as those from decomposing garbage and for soil remediation following petroleum-based contamination. The FR-15 product has been fully developed and tested by several municipal fire departments.

     United Energy also produces a specialty chemical product called UNIPROOF(R), which is a photosensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper.

     In January 2001, the Company introduced a marine growth inhibitor at the National Boat Show at the Javits Center in New York City. The marine growth inhibitor, which the Company formally named "Bye Bye Barnacles"(TM) and now called "Slick Barrier" is another in the Company's line of environmental products in that it is non-toxic and biodegradable, characteristics which the Company believes to be particularly appealing in fresh water marine applications, although the product has proven to be effective in both fresh and saltwater environments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of United Energy Corp. and its wholly-owned subsidiaries Green Globe Industries, Inc. and currently inactive subsidiary, Nor-Graphic Industries. All intercompany transactions and accounts have been eliminated in consolidation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in accordance with accounting principals generally accepted in the United States of America requires United Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, United Energy evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, and contingencies and litigation. United Energy bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

     The Company's primary source of revenue is from the sales of its products. The Company recognizes revenue upon shipment and transfer of title.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories consist predominately of finished goods. Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures made to maintain the assets are expensed in the year incurred while expenditures for upgrades are capitalized and depreciated over their estimated useful lives. The leasehold improvements are amortized using the straight-line basis over the shorter of their estimated useful lives or the remaining term of the lease. Depreciation and amortization expense for the years ended March 31, 2002, 2001 and 2000 was $3,660, $2,527 and $4,009,
respectively.

     Property and equipment consists of the following at March 31, 2002 and 2001:

                                                                                              2002                 2001
                                                                                              ----                 ----

         Furniture and fixtures.................................................        $      27,670     $      18,707
         Machinery and equipment................................................                7,097             5,597
         Leasehold improvement..................................................                5,623             2,677
                                                                                        -------------     -------------
                                                                                               40,390            26,981
         Less- Accumulated depreciation and amortization........................              (23,507)          (19,847)
                                                                                        -------------     -------------
         Property and equipment, net............................................        $      16,883     $       7,134
                                                                                        =============     =============

GOODWILL

         The Company capitalized goodwill related to the acquisition of Green Globe Industries, Inc. in September of 1998. Goodwill represents cost in excess of fair value on the net assets acquired. Goodwill is amortized over a 15 year period using a straight line amortization method.

PATENTS

     The Company capitalizes legal costs incurred to obtain patents. Amortization begins when the patent is approved using the straight-line basis over the estimated useful life of 15 years.

ACCOUNTING FOR LONG-LIVED ASSETS

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances such as sales forecasts related to those assets indicate that the carrying amount of an asset exceeds the fair value of the asset. Management has performed a review of all long-lived assets and has determined that no impairment of their carrying values has occurred as of March 31, 2002.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and the income tax bases of assets and liabilities and for net operating losses existing at the balance sheet date using enacted tax rates in effect for the years in which the taxes are expected to be paid or recovered. The valuation allowance is established when it is considered more likely than not that such assets will not be realizable. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.

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

PER SHARE DATA

     SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of the outstanding stock options would be antidilutive.

CONCENTRATIONS OF RISK

Accounts Receivable

     The Company has one customer which accounted for 75% and another customer which accounted for 94% of the total accounts receivable at March 31, 2002 and 2001, respectively. Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company does not believe that it is subject to any unusual risks, nor significant risks, in the normal course of business.

Significant Customers

     The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2002, 2001 and 2000, are as follows:

                                                                      2002             2001              2000
                                                                      ----             ----              ----

Customer A ...................................................          0               32                40
Customer B ...................................................         12                0                 0
Customer C ...................................................         74               49                 0


Vendors

     The Company has one vendor, which accounts for over 38%, 37% and 31% of the Company's supplies purchases for the years ended March 31, 2002, 2001 and 2000, respectively. The Company believes they can obtain the products from other vendors on terms suitable to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, inventory, revolving line of credit, and accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective April 1, 2002. The Company believes the effect that adoption of the provisions of SFAS 142 that are effective April 1, 2002 has no material effect on its results of operations and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. The Company does not expect the adoption of SFAS 144 to have a material effect on our consolidated financial position or results of operations.

3.   INVENTORY

     Inventory consists of the following as of March 31, 2002 and 2001:

                                                        2002            2001
                                                        ----            ----


         Paper..........................        $     182,046     $      59,190
         Blended chemical...............               89,862            59,955
         Other raw materials............               15,949             2,608
                                                -------------     -------------
         Total inventory................        $     287,857     $     121,753
                                                =============     =============

4.   EXCLUSIVE DISTRIBUTION AGREEMENT

     On September 22, 2000, the Company and Alameda Company ("Alameda") entered into an exclusive distribution agreement (the "Alameda Agreement"), whereby Alameda will purchase from the Company various products from the graphics arts division (meeting certain minimum purchase requirements and at guaranteed fixed prices as defined in the Alameda Agreement) through December 31, 2002, and distribute these products exclusively throughout the USA, Canada, Puerto Rico, Mexico, Central America, South America and the Caribbean. Due to a severe decline of publishing industry advertising pages, Alameda was unable to meet the 2001 quota and the exclusivity portion of the agreement has been terminated. Alameda will continue to market UNIPROOF(R) on a non-exclusive basis.

     No products were shipped and no revenue was recognized under the Alameda Agreement prior to October 2000.

5.   REVOLVING LINE OF CREDIT

     The revolving line of credit allows the Company to borrow up to $1,000,000 from Fleet Bank. Borrowings under the credit line bear interest at prime (4.75% at March 31, 2002). Interest is payable monthly. Borrowings under the line of credit must be reduced to zero for a period of 30 consecutive days in any 12-month period. Amounts outstanding under the line of credit are subject to repayment on demand at any time and for any reason and are secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment and a pledge of 750,000 shares of the Company's common stock which have been placed in escrow. The line is also secured by the personal guarantee of a shareholder of the Company. At March 31, 2002 the outstanding amount was $150,000.

     The line of credit is subject to certain covenants, including financial covenants to which the Company must adhere on a quarterly or annual basis. At March 31, 2002, the Company was not in compliance with the financial covenants. The bank provided the Company with a letter acknowledging the default of the covenants as of March 31, 2002. Although the bank has not exercised its rights to demand payment in full of the amounts due and owing at March 31, 2002, which is $150,000, the bank reserves all of its rights and remedies at law, in equity, under the loan agreement, including the rights with respect to the collateral.

     The Company has repaid the line of credit in May 2002 with the proceeds received from the private placement, see subsequent events footnote for more information on the private placement.

6.   RELATED PARTY TRANSACTIONS

     The Company had an amount due to Robert Seaman who is a major shareholder and director of the Company. The amount due to related parties as of March 31, 2002 and 2001 is $141,487 and $30,009, respectively. These amounts are unsecured, noninterest bearing and due upon demand. At March 31, 2001, the Company was indebted to Relevant Investments Ltd. for $350,000. In June 2001, 250,000 shares were issued to Relevant Investments Ltd. in full satisfaction of the amount due. The amount has been shown as due to shareholder on the balance sheet as of March 31, 2001.

     Martin Rappaport, a major shareholder and director of the Company owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays $92,640 per year under the lease.

7.   COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company, in its normal course of business, is subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

     In August 2000, one of the Company's customers commenced an action against the Company and its Green Globe subsidiary claiming damages from the faulty installation of a paint stripping system. The Company believed that they had substantial defenses in the case, however, in an attempt to minimize litigation costs they elected to mediate the case. This resulted in a settlement agreement of $150,000, which was paid during the period of April 2001 through November 2001. The Company incurred legal fees of approximately $78,000. The settlement occurred in 2001 and the Company recorded all costs related to the settlement in the 2001 fiscal year's financials under other income and expense.

8.   STOCKHOLDERS' EQUITY

     During year ended March 31, 2000, the Company issued an aggregate of 99,000 shares of common stock in exchange for consulting services. These issuances were recorded as an increase to equity and consulting expense for the fair value of the shares of common stock on their respective grant dates. No shares were issued in the fiscal year ended March 31, 2001, except for treasury shares. During the year ended March 31, 2002, 350,000 additional shares were issued.

     Until December 31, 2001, the CEO and CFO provided services to the Company for which they had not received any compensation. The financial statements through that date reflect a charge and associated credit to shareholders' equity reflecting the fair value of such contributed services. Both these individuals received option and/or cash compensation commencing in the fourth quarter and accordingly the Company ceased reflecting the value of contributed services as of January 1, 2002

9.   INCOME TAXES

     Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2002, the

Company had a net operating loss carryforward of approximately $3,330,000, which is available to reduce its future taxable income and expires at various dates through 2022. A full valuation allowance has been established against the deferred tax assets due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

10.  EMPLOYEE BENEFITS PLAN

Stock Option Plans

     In August, 2001, the Company's stockholders approved, the 2001 Equity Incentive Plan (the "2001 Plan"), which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 2001 Plan, these options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the date of the grant to up to 5 years.

     An amendment and restatement of the 2001 Equity Incentive Plan increasing the number of shares for a total of 4,000,000 was approved by the Board of Directors on May 29, 2002 and will be presented to the shareholders for approval at the annual meeting.

     Under the 2001 Plan, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

     There were 1,075,000 options available for future grant at March 31, 2002. The company issues options from time to time outside the plan described above.

Fair Value of Stock Options

     For disclosure purposes under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                            2002
                                                                            ----

Expected life (in years)...........................................           7
Risk-free interest rate............................................       5.39%
Volatility.........................................................        100.6
Dividend yield.....................................................          0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $0.94 for the years ended March 31, 2002.

     Under the above model, the total value of stock options granted would be amortized on a pro forma basis over the option-vesting period. Had the Company determined compensation expense for these stock options under the fair value method of SFAS No. 123, the Company's net loss attribute to common stockholders' would have been increased to the following pro forma amounts:

                                                                   YEAR ENDED
                                                                    MARCH 31,
                                                                      2002

Pro forma net loss attributable to common stockholders'...          $1,777,863
                                                                    ==========

Pro forma basic and diluted, net loss per share
         attributable to common stockholders'.............          $ (0.11)
                                                                    ========

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional stock option awards are anticipated in future years.

Summary Stock Option Activity

     The following table summarizes stock option information with respect to all stock options for the year ended March 31, 2002:


                                                                               WEIGHTED           WEIGHTED
                                                                                AVERAGE       AVERAGE REMAINING
                                                                 NUMBER OF     EXERCISE           CONTRACTUAL
                                                                  SHARES        PRICE              LIFE (YEARS)
         Options outstanding, April 1, 2001...............          -             -                    -
                  Granted.................................      1,110,000       $1.10                 9.9
                                                                ---------       -----                 ---
         Options outstanding March 31, 2002...............      1,110,000       $1.10                 9.9
                                                                =========       ======                ===


As of March 31, 2002 there were 935,000 options exercisable with weighted average exercise price of $1.09 per share.

11.  SEGMENT REPORTING

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


     The Company's total revenues, income from operations and indentifiable assets for the year ended March 31, 2002, are as follows:

                                                            GRAPHIC          SPECIALTY
                                                             ARTS            CHEMICALS            CORPORATE               TOTAL
                                                      --------------      ---------------      ---------------      ---------------

Revenues    ....................................      $    1,061,317      $      326,534       $            --      $    1,387,851
                                                      ==============      ===============      ===============      ==============

Gross profit....................................      $      496,385      $       135,075      $            --      $      631,460
General and administrative expenses.............             241,097              274,802            1,247,547           1,763,446
Depreciation and amortization...................                  --               19,053                  978              20,031
Interest expense (income).......................               6,200                   --               (1,792)              4,408
Legal settlement................................                  --               20,651                   --              20,651
Executive services contributed by management....                  --                   --              187,500             187,500
                                                      --------------      ---------------      ---------------      --------------
Income (loss) from continuing operations........      $      249,088      $ (     179,431)     $ (   1,434,233)     $   (1,364,576)
                                                      ==============      ===============      ===============      ==============

Cash and cash equivalents.......................      $           --      $            --      $       198,412      $      198,412
Accounts receivable.............................             162,961               55,143                   --             218,104
Inventory   ....................................             182,046              105,811                   --             287,857
Prepaid offering costs..........................                  --                   --              117,127             117,127
Fixed assets....................................                  --                   --               16,883              16,883
Goodwill    ....................................                  --               68,819                   --              68,819
Patent      ....................................                  --              128,908                   --             128,908
Other assets....................................                  --                   --                1,862               1,862
                                                      --------------      ---------------      ---------------      --------------
Total assets....................................      $      345,007      $       358,681              334,284      $    1,037,972
                                                      ==============      ===============      ===============      ==============

     The Company's total revenues and loss from operations and identifiable assets by segment for the year ended March 31, 2001, are as follows:


                                                             GRAPHIC             SPECIALTY
                                                              ARTS               CHEMICALS            CORPORATE           TOTAL
                                                        ---------------      ---------------      ------------      --------------

Revenues.   ......................................      $     3,190,824      $       292,091      $         --      $    3,482,915
                                                        ===============      ===============      ============      ==============

Gross profit .....................................      $     1,027,922      $       129,341      $         --      $    1,157,263
General and administrative expenses ..............              216,076              210,211           626,503           1,052,790
Depreciation and amortization  ...................                   --               15,095             1,477              16,572
Interest expense (income) ........................               11,817                   --            (1,581)             10,236
Legal settlement..................................                   --                   --           231,981             231,981
Executive services contributed by management......                   --                   --           250,000             250,000
                                                        ---------------      ---------------      ------------      --------------

Income (loss) from continuing operations..........      $       800,029      $      ( 95,965)     $ (1,108,380)     $     (404,316)
                                                        ===============      ===============      ============      ===============

Accounts receivable ..............................      $       928,135      $        42,298      $         --      $      970,433
Inventory   ......................................               59,190              62,563                 --             121,753
Fixed assets .....................................                   --                   --             7,134               7,134
Goodwill    ......................................                   --               74,588                --              74,588
Patent      ......................................                   --              139,511                --             139,511
Other assets......................................                   --                   --            98,280              98,280
                                                        ---------------      ---------------      ------------      --------------
Total assets .....................................      $       987,325      $       318,960      $    105,414      $    1,411,699
                                                        ===============      ===============      ============      ==============

     The Company's total revenues and loss from operations by segment for the year ended March 31, 2000, are as follows:


                                                             GRAPHIC             SPECIALTY
                                                              ARTS               CHEMICALS            CORPORATE           TOTAL
                                                        ---------------      ---------------      ------------      --------------

Revenues    ......................................      $     1,970,701       $      614,855      $         --     $     2,585,556
                                                        ===============      ===============      ============      ==============

Gross profit .....................................      $       958,538      $       258,291      $         --     $     1,216,829
General and administrative........................              224,723              366,871           508,111           1,099,705
Depreciation and amortization ....................                   --               15,704             1,761              17,465
Interest expense..................................               12,452                   --           (10,028)              2,424
Executive services contributed by management......                   --                   --           250,000             250,000
                                                        ---------------      ---------------      ------------      --------------
Income (loss) from continuing operations..........      $       721,363      $      (124,284)     $   (749,844)     $     (152,765)
                                                        ===============      ===============      ============      ==============


12.  SEC REGISTRATION EXPENSES

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

13.  SUBSEQUENT FINANCING AND NEW MANAGEMENT

     On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 of the Company's common stock at an exercise price of $2 per share exercisable for a five year period. The Company incurred an estimated $450,000 in issuance expenses in connection with the financing. In addition, the Company issued 750,000 additional warrants to purchase 750,000 of the Company's common stock at an exercise price of $0.60 per share with a five year term but not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of 500,000 warrants issued in connection with the private placement.

     As part of the private financing transaction, the Company began the process of identifying and making employment offers to a new management team to focus on the sales and marketing of KH-30 and other products. Three of four of the new management team have accepted employment starting in May 2002. Each of these executives has employment agreements with terms from one to three years. These agreements provide, among other things, for annual base salaries and bonuses totaling $728,000, $635,000, $324,000 and $28,000 in fiscal 2003, 2004, 2005 and
2006.

SCHEDULE II


                               UNITED ENERGY CORP.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS



                                                        BALANCE AT         CHARGED                         BALANCE AT
                                                         BEGINNING      TO COSTS AND                       BALANCE AT
                                                          OF YEAR         EXPENSES         DEDUCTIONS      END OF YEAR

For the fiscal year ended March 31, 2002:
         Allowance for doubtful accounts.........    $      71,656     $       4,795    $      71,656     $       4,795
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2001:
         Allowance for doubtful accounts.........    $      18,260     $      53,396    $          --     $      71,656
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2000:
         Allowance for doubtful accounts.........    $      18,260     $          --    $          --     $      18,260
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2002:
         Reserve for  inventory obsolescence.....               --     $      16,290    $          --     $      16,290
                                                     -------------     -------------    -------------     -------------
