Form 10-K/A
period 2002-03-31
UNITED ENERGY CORP /NV/
filed 2002-07-26
CIK 1116734

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's common stock held by nonaffiliates on July 25, 2002 (based on the average of the bid and asked prices of the Common Stock on the OTC Bulletin Board on such date) was $25,049,086.

As of July 25, 2002 there were 23,005,270 shares of the registrant's common stock outstanding.

================================================================================

Introduction
------------

On July 15, 2002, United Energy Corp. ("United Energy" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year ended March 31, 2002 (the "2001 Form 10-K"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 2001 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2001 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 10, 11, 12 and 13.

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table shows the positions held by the Company's executive officers during the fiscal year ended March 31, 2002 and includes such new executive officers that joined the Company during May and July 2002, and Directors nominated for election at the next annual meeting of the Company's stockholders. Directors are elected annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.



      NAME                               AGE     POSITION                              HELD SUCH POSITIONS SINCE
      ----                               ---     --------                              -------------------------

      Ronald Wilen                       63      Chairman of the Board and Director              1995
      Rodney I. Woods                    61      Director and President                          2002
      Robert Seaman                      60      Executive Vice President,                       1995
                                                 Treasurer and Director
      Reginald L. Babcock                51      Secretary and Director                          2001
      Martin Rappaport                   66      Director                                        2001
      Thomas Spencer                     58      Director                                        2001
      Robert F. Deak                     56      Director                                        2002
      Andrea Pampanini                   62      Director                                        2001
      Andrew Lundquist                   41      Director and President of Energy                2002
                                                 Division
      Sanford M. Kimmel                  49      Chief Financial Officer                         2002



There are no family relationships among Officers and/or Directors.

Ronald Wilen. Since October 1995 Mr. Wilen has been primarily engaged as the chief executive officer of United Energy Corp., serving as its President and as a director. Mr. Wilen has also served during the period as the President of Nor Industries, Inc., the principal subsidiary of United Energy. In the period from April 1995 through October 1995 Mr. Wilen was primarily responsible for overseeing the development of the assets which are now part of United Energy, assembling the team of administrative and technical personnel to run United Energy and in arranging for the acquisition of the Company which took place in October 1995. In August 2001 Mr. Wilen resigned as President of the Company and became Chairman of the Board of the Company in order to make available the position of President for an experienced marketing executive.

Rodney I. Woods. Mr. Woods has served as President and a Director of the Company since July 2002. Before his present appointment with United Energy Corporation, Mr. Woods was the Chief Executive Officer of McCormack Advisors International, LLC, a joint venture between Merrill Lynch and International Management Group. Prior to the formation of this investment advisory company, Mr. Woods was First Vice President and National Marketing Manager for the Eastern Sales Division of Merrill Lynch for five years. From 1998 to 1992, Mr. Woods was President and Chief Executive Officer of the Merrill Lynch Trust Company. Before rejoining Merrill Lynch in 1987, Mr. Woods was Senior Vice President and Marketing Director of the United States Trust Company of New York.

Robert L. Seaman. Since October 1995 Mr. Seaman has served as the Executive Vice President, Secretary/Treasurer and General Counsel of United Energy Corp. From April through October of 1995, Mr. Seaman assisted in the acquisition of United Energy. For the same period Mr. Seaman has continued to serve a number of clients as a private corporate attorney practicing as a member of the firm of Seaman & Wehle, attorneys. Mr. Seaman has been a practicing attorney in New York since 1969, primarily in the areas of corporate, securities and commercial law.

Mr. Seaman serves on the board of directors of several private, non-public companies. Also, since January 1999 he has held the position of President and Director of Quantitative Methods Corporation. Quantitative has a class of securities registered under Section 15(d) of the Securities Exchange Act and is publicly traded. Quantitative is an early development stage company headquartered in Montreal, Canada, which hopes to acquire and develop a portfolio of emerging technology companies.

Reginald L. Babcock. Mr. Babcock has been the Secretary of the Company and Director since June 2001. Mr. Babcock is an attorney and the founder of Corporate Governance Services, LLC a firm that provides governance consulting and services to companies and non profit organizations. He was Vice President, General Counsel & Secretary of CTG Resources until 2000. He also serves on the boards of several private companies.

Martin Rappaport. Mr. Rappaport was elected to the Board in June 2001. Mr. Rappaport is self-employed, and develops and manages commercial and residential real estate interests (including office space leased to United Energy), having done so for the past 30 years. He is active with, and a contributor to, Blythedale Children's Hospital in Valhalla, New York.

Thomas Spencer. Mr. Spencer was elected to the Board in June 2001. Mr. Spencer is a principal in Hawkeye Management and Research which is focused on corporate restructuring and private investment management. In 1993 and 1994 he served as a Senior Advisor to the Polish Ministry of Privatization, specializing in business restructuring, and later performed similar functions in Russia and China. Mr. Spencer also serves on the boards of, or advisor to, several New York based non-profit and charitable organizations.

Robert F. Deak. Mr. Deak has served as a director since February 2002. Mr. Deak has more than 25 years experience in the financial services industry, the last 12 of which were in investment management, marketing and consulting. In 1995, Mr. Deak founded Matryx Services International, LLC, of which he is president, which provides private banking, investment management and business consulting services.

Andrea Pampanini. Mr. Pampanini has served as a director since December 2001. Mr. Pampanini is an organizational advisor with extensive restructuring, marketing and strategic planning experience serving, among other industries, the chemical, petroleum, pharmaceutical, basic metals, electrical equipment, power generation and heavy industrial goods sectors. In 1989, Mr. Pampanini founded Turnaround Associates Inc., a consulting firm specializing in the financial and operational organization of medium to large-sized companies. Since 1998, Mr. Pampanini has been a member of Leadership Strategies LLC, a group of professionals specializing in strategic planning and personal leadership coaching. Mr. Pampanini has devoted a major portion of his career to the Middle East, including serving as Executive Vice President of Development Resources Corporation from 1971 to 1977, during which time he supervised the final phases of the Dez hydroelectric power and irrigation project in Iran.

Andrew D. Lundquist. Mr. Lundquist has served as a director since May 2002. From February 2001 to May 2002 Mr. Lundquist served as the Director of Energy Policy for the Vice President of the United States of America. From February 1998 to February 2001, Mr. Lundquist was the Staff Director of the United States Senate Energy and Natural Resources Committee, which Senator Frank Murkowski chaired during Mr. Lundquist's tenure. Mr. Lundquist also acted as a lead staff member for the 2000 Republican Platform Subcommittee on energy, Public Lands and the Environment. During January 1996 to February 1998, Mr. Lundquist was Chief of Staff for United States Senator Frank Murkowski.

Sanford M. Kimmel. In May 2002, Mr. Kimmel joined the Company as its Chief Financial Officer. From April 2001 until May 2002, Mr. Kimmel served as Chief Financial Officer of CTB Consulting, Inc., a technology consulting and service company. From July 2000 to March 2001, Mr. Kimmel was Vice President and Chief Financial Officer of QV Trading Systems, Inc., a software development and financial outsource services company. During 1994 to 2000, Mr. Kimmel was Senior Vice President, Treasurer and Chief Financial Officer of PXRE Group, Ltd., formerly PXRE Corporation.

As of March 31, 2002, there were no persons other than Mr. Wilen and Mr. Seaman who could be deemed either "promoters" or "controlling persons" with respect to United Energy Corp., although all directors would be deemed to be "affiliates" by virtue of their Board positions.

Significant Employee
--------------------

Jeffery Langberg. Mr. Landberg has served as the Director of Marketing for United Energy Corporation since June 2002. Since 1995, Mr. Landberg has been self-employeed as a consultant and investment banker assisting companies in the development and execution of marketing plans, finding key management and specialty consultants and raising early stage equity or debt financing. Mr. Langberg has a JD from Fordham Law School and a BS in Economics from the Wharton School of Finance.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended March 31, 2002, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 2002.

Item 11 - Executive Compensation
--------------------------------

During the three fiscal years ended March 31, 2002 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. Non-employee directors receive options on 10,000 shares of common stock each year. The Company will pay compensation to the officers and directors elected in 2002, if at all, at a rate yet to be determined by the board of directors.

The following table sets forth the compensation, if any, and the nature of such compensation, received from the Company by Mr. Wilen and Mr. Seaman (the "Named Executive Officers"), the only two executive officers of the Company during each of the last three fiscal years.

                                                 SUMMARY COMPENSATION TABLE


                                                       ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                                      ----------------------       ----------------------

                                                                        OTHER               SECURITIES                ALL
                                                                       ANNUAL   RESTRICTED  UNDERLYING               OTHER
NAME AND                              FISCAL                           COMPEN-     STOCK     OPTIONS      LTIP      COMPEN-
PRINCIPAL POSITION                     YEAR      SALARY       BONUS    SATION      AWARD      SARS       PAYOUTS    SATION
------------------                     ----      ------       -----    ------      -----      ----       -------    ------

Ronald Wilen,....................      2002    79,500           0        (1)           0     400,000         0        0
Chairman                               2001         0           0        (1)           0           0         0        0
                                       2000         0           0        (1)           0           0         0        0

Robert Seaman,...................      2002         0           0         0      100,000(2)  400,000         0        0
Executive Vice President               2001         0           0         0            0           0         0        0
                                       2000         0           0         0            0           0         0        0


(1) During the fiscal year ended March 31, 2002, the Company paid for an automobile used by Mr. Wilen under a monthly lease of $935.38 It also paid for medical insurance for Mr. Wilen at a rate of $814.68 per month. The Company's revised financial statements reflect imputed salaries for Mr. Wilen and Mr. Seaman totaling $250,000 for each of the above fiscal years.


(2) The value of the shares awarded was $111,000 based on a closing price of $1.11 on March 4, 2002, the date of grant. There were no other grants of restricted stock during the fiscal year ended March 31, 2002. The 100,000 shares are immediately saleable, subject to Rule 144 restrictions.


                                  OPTIONS/SAR GRANTS IN FISCAL YEAR
                                        ENDED MARCH 31, 2002

                      INDIVIDUAL GRANTS
                  NUMBER OF     PERCENT OF
                 SECURITIES   TOTAL OPTIONS/                                POTENTIAL REALIZATION
                 UNDERLYING        SARS                                   VALUE AT ASSUMED RATES OF
                  OPTIONS/      GRANTED TO    EXERCISE OF                 STOCK PRICE APPRECIATION
                    SARS         EMPLOYEES    BASE PRICE     EXPIRATION              FOR
NAME               GRANTED    IN FISCAL YEAR    ($/SH)          DATE             OPTION TERM
--------------   ---------    --------------  -----------    ----------   -------------------------
                                                                             5% ($)        10% ($)

Ronald Wilen       400,000       31.7%          $1.11         3/4/12        723,229      1,151,621
Robert Seaman      400,000       31.7%          $1.11         3/4/12        723,229      1,151,621


There were no options exercised by executive officers or directors during the last fiscal year.

                            COMPENSATION OF DIRECTORS

Non-employee directors receive options for 10,000 shares of the Company's common stock in lieu of an annual retainer and meeting fees. Other than the 10,000 options granted, there were no special fees, contracts entered into in consideration of any director's service, or payment issued to a director for any service, except that the Company recognized an expense of $14,819 for the performance by Reginald Babcock of Corporate Secretarial services during the fiscal year ended March 31, 2002.

There were no employment contracts signed between the Company and any Directors or executive officers for the fiscal year ending March 31, 2002.

Subsequent to the fiscal year end March 31, 2002, the Company entered into the following employment agreements with the new executive officers:

Mr. Rodney I. Woods entered into a two year employment agreement with the Company on April 9, 2002. Mr. Woods was elected as a Director and appointed President of the Company at the July 11, 2002 Board meeting. Under the agreement, Mr. Woods has a base salary of $250,000 and is entitled to a bonus of $100,000 payable on April 9, 2003. Mr. Woods was granted 500,000 options to purchase common stock at an exercise price of $1.15 per share, which vests immediately. Mr. Woods has also entered into a Confidentiality, Non-Compete and

Ownership and Intellectual Property Agreement with the Company pursuant to which the Company and its assigns shall be the sole owner of all copyrights, patents, patent applications, inventions and other forms of intellectual property or property-related rights developed, conceived or created by, or with the involvement of, Mr. Woods in his performance of services for the Company under the agreement. Mr. Woods will not, while performing services for the Company and for a period of one year following the termination of his employment: (1) render services to compete with the Company in any way, (2) solicit customers of the Company, or (3) induce any person engaged with the Company to limit its relationship in any way.

Mr. Andrew Lundquist entered into a two year employment agreement with the Company on May 1, 2002. Mr. Lundquist was elected as a Director and appointed President of the Energy Division of the Company at the May 29, 2002 Board meeting. Under the terms of the agreement, Mr. Lundquist will be paid a base salary of $225,000 per year and received a bonus of $75,000 upon commencement of employment. Mr. Lundquist is due to receive a $75,000 bonus on May 1, 2004. Mr. Lundquist was granted 375,000 options to purchase common stock at a strike price of $1.95 per share that vests immediately, and an additional 375,000 options that are exercisable when annual gross sales of the company exceed $75 million. Mr. Lundquist has also entered into a Confidentiality, Non-Compete and Ownership and Intellectual Property Agreement with the Company pursuant to which the Company and its assigns shall be the sole owner of all copyrights, patents, patent applications, inventions and other forms of intellectual property or property-related rights developed, conceived or created by, or with the involvement of, Mr. Lundquist in the performance of his services for the Company under the agreement. Mr. Lundquist will not while performing services for the Company and for a period of one year following the termination of his employment: (1) render services to compete with the Company in any way, (2) solicit customers of the Company, or (3) induce any person engaged with the Company to limit its relationship in any way.

Mr. Sanford M. Kimmel entered into a three year employment contract with the Company on May 14, 2002 and was appointed Chief Financial Officer of the Company at the May 29, 2002 Board meeting. The agreement calls for Mr. Kimmel to receive a base salary of $125,000 per year and a bonus of $25,000 to be paid on May 14, 2003. Mr. Kimmel was granted 12,500 options to purchase common stock at a strike price of $2.05 per share, that vests immediately, and an additional 12,500 options that that vest in one year. At the July 11, 2002 Board meeting, Mr. Kimmel was granted an additional 37,500 options, 12,500 options which will vest immediately and the remaining 25,000 options will vest in one year at a strike price of $1.84 per share. Mr. Kimmel's employment agreement includes a Change of Control provision that would pay Mr. Kimmel's salary for one year if terminated under certain conditions. Mr. Kimmel has also entered into a Confidentiality, Non-Compete and Ownership and Intellectual Property Agreement with the Company pursuant to which the Company and its assigns shall be the sole owner of all copyrights, patents, patent applications, inventions and other forms of intellectual property or property-related rights developed, conceived or created by, or with the involvement of, Mr. Kimmel in the performance of his services for the Company under the agreement. Mr. Kimmel will not while performing services for the Company and for a period of one year following the termination of his employment: (1) render services to compete with the Company in any way,
(2) solicit customers of the Company, or (3) induce any person engaged with the Company to limit its relationship in any way.

All three individuals are entitled to other standard benefits including health insurance and reimbursement of out of pocket expenses and such other future benefits that the company may implement in the future.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Thomas Spencer, Robert Deak and Andrea Pampanini. None of such persons is an officer or employee of the Company or any of its subsidiaries. There were no compensation interlocks.

Reginald Babcock and Martin Rappaport served on the Compensation Committee until they both resigned in February 2002. Neither Mr. Babcock nor Mr. Rappaport was an officer or employee, or former officer or employee of the Company or any of its subsidiaries.

No interlocking relationships exist between the member of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company, nor has any such relationship existed in the past.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

As reported in the notes to the summary compensation table, the compensation committee approved the grant of 400,000 options to Mr. Wilen and Mr. Seaman in recognition of the fact that these executives have forgone cash compensation for the last several years. There were no performance-based criteria upon which the compensation was based for Mr. Wilen and Mr. Seaman. The options issued are subject to terms set forth on the 2001 Equity Plan filed with filed with Form 10-Q for period ended September 30, 2001 and the Amendment thereto filed with this report on Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                             EQUITY COMPENSATION PLAN INFORMATION
                                                     AS OF MARCH 31, 2002



PLAN CATEGORY                     NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING OPTIONS,   REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS,           WARRANTS AND RIGHTS             FUTURE ISSUANCE UNDER EQUITY
                                  WARRANTS AND RIGHTS                                            COMPENSATION PLANS
                                                                                                 (EXCLUDING SECURITIES
                                                                                                 REFLECTED IN COLUMN (A))
                                               (a)                            (b)                             (c)
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS                 925,000                         $1.09                          925,000

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS                 185,000                         $1.11                            --

TOTAL                                       1,110,000                        $1.10                         925,000*


* Subsequent to year-end 412,500 options were issued pursuant to the 2001 Equity Incentive Plan (the "Plan"); 662,500 options remain issuable under the Plan as of July 25, 2002. An amendment and restatement of the 2001 Equity Incentive
Plan expanding the number of shares to a total of four million has been approved by the Board of Directors and will be presented to the shareholders for approval at the annual meeting.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

    Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 25, 2002 by: (i) each Director and each executive officer; (ii) all executive officers and Directors of the
Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.


                                                                AMOUNT OF
                                                      AND NATURE OF COMMON STOCK
                                                           BENEFICIALLY OWNED
                                                      --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                    NUMBER        PERCENT
---------------------------------------                    ------        -------

Directors and executive officers:

Ronald Wilen                                             3,970,000(2)     17.0%
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Robert L. Seaman                                         2,361,627(3)     10.1%
515 Madison Ave.
New York, NY 10022

Reginald L. Babcock                                         10,000(4)         *
162 Millstone Road
Glastonbury, CT 06033

Martin Rappaport                                         2,987,310(5)     12.5%
8 Rockledge Road
Saddle River, NJ 07458

Thomas Spencer
520 East 72nd Street
New York, N.Y. 10021                                        10,000(4)         *

Robert Deak
450 Park Avenue, Suite 101
New York, N. Y. 10022                                       10,000(7)         *

Andrea Pampanini                                            32,500(6)         *
1120 Avenue of the Americas
New York, N.Y. 10036

Rodney I. Woods                                            500,000(9)      2.1%
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Andrew Lundquist                                           375,000(9)      1.6%
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Sanford M. Kimmel                                           25,000(9)         *
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Total of all shareholdings of Directors and
executive officers as of July 25, 2002                  10,281,437        40.2%

5% Stockholders:

John Holmgren                                            1,500,000(8)      6.4%
301 Merritt 7
Norwalk, CT 06851

Nasser J. Kazeminy                                       1,500,000(8)      6.4%
760 Island Drive
Palm Beach, FL 33480

LSR Capital UNRG, LLC                                    1,500,000(8)      6.4%
50 Charles Lindbergh Blvd. Suite 500
Uniondale, NY 11553

*Denotes less than 1%.

(1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be. Except as otherwise noted, each person has an address in care of the Company.

(2) Includes (i) 3,570,000 shares; and (ii) options to purchase 400,000 shares at an exercise price of $1.11 per share held by Mr.Wilen, all of which are immediately exercisable.

(3) Includes (i) 1,861,627 shares held by Mr. Seaman; (ii) 100,000 shares held by the law firm Seaman & Wehle, of which Mr. Seaman is a member; and (iii) options to purchase 400,000 shares at an exercise price of $1.11 per share, all of which are immediately exercisable.

(4) Includes options to purchase 10,000 shares at an exercise price of $0.70 per share, all of which are vested, but are subject to reduction, on a proportional basis, if such director voluntarily resigns as a director prior to the expiration of his one-year term.

(5) Includes (i) 2,177,310 shares; (ii) options to purchase 10,000 shares at an exercise price of $0.70 per share, all of which are vested, but are subject to reduction, on a proportional basis, if Mr. Rappaport voluntarily resigns as a director prior to the expiration of his one-year term; (iii) options to purchase 50,000 shares at an exercise price of $1.11 per share, and 750,000 warrants to purchase common stock at an exercise price of $2.00, all of which are immediately exercisable.

(6) Includes (i) 22,500 shares; and (ii) options to purchase 10,000 shares at an exercise price of $0.70 per share, all of which are vested, but are subject to reduction, on a proportional basis, if Mr. Pampanini voluntarily resigns as a director prior to the expiration of his one-year term.

(7) Includes options to purchase 10,000 shares at an exercise price of $1.25 per share, all of which are vested, but are subject to reduction, on a proportional basis, if such director voluntarily resigns as a director prior to the expiration of his one-year term.

(8) Includes 1,000,000 shares and warrants to purchase 500,000 shares.

(9) Includes only options to purchase shares.


Item 13 - Certain Relationships and Related Transactions

Mr. Martin Rappaport, a director since August 2001, is the owner of the company from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays $92,640 per year under this lease.

The Company has an amount due to Robert L. Seaman, a major shareholder. The balance as of March 31, 2002 was $129,455. This amount is unsecured and non-interest bearing. Such amount is in dispute.

In addition, the Company issued 100,000 shares of restricted stock to the law firm of Seaman and Wehle, of which Mr. Seaman is a partner, in partial consideration for legal services rendered during the last fiscal year. The value of the shares awarded was $111,000 based on a closing price of $1.11 on March 4, 2002, the date of grant.

The Company recognized an expense of $14,819 during the fiscal year ended March 31, 2002 for the performance by Reginald Babcock of Corporate Secretarial services for the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNITED ENERGY CORP.
                                  (REGISTRANT)



By \s\ Rodney I. Woods                                         July 26, 2002
   ------------------------------------------                  -------------
   Rodney I. Woods, President                                       Date
   (Principal Executive Officer)


By \s\ Sandord M. Kimmel                                       July 26, 2002
   ------------------------------------------                  -------------
   Sanford M. Kimmel, Chief Financial Officer                       Date
   (Principal Accounting Officer)