Form 10-Q
period 2002-06-30
UNITED ENERGY CORP /NV/
filed 2002-08-14
CIK 1116734

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 000-30841
                             ----------------------

                               UNITED ENERGY CORP.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                   22-3342379
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


       600 MEADOWLANDS PARKWAY #20, SECAUCUS, N.J.                  07094
        (Address of principal executive offices)                 (Zip Code)

                                 (800) 327-3456
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of August 14, 2002
             -----                         ---------------------------------

    Common Stock, $.01 par value                    22,180,270 shares



================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated balance sheets June 30, 2002 (Unaudited) and
              March 31, 2002 ..................................................3

              Consolidated statements of operations for the three months ended
              June 30, 2002 (Unaudited) and 2001 (Unaudited) ..................4

              Consolidated statement of stockholders' equity for the three months ended June 30, 2002 (Unaudited) ..........................5

              Consolidated statements of cash flows for the three months ended
              June 30, 2002 (Unaudited) and 2001 (Unaudited) ..................6

              Notes to consolidated financial statements June 30, 2002 ........7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..........................................11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk .....14

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings ..............................................14

Item 2.       Changes in Securities and Use of Proceeds ......................14

Item 3.       Defaults upon Senior Securities ................................15

Item 4.       Submission of Matters to a Vote of Security Holders ............15

Item 5.       Other Information ..............................................15

Item 6.       Exhibits and Reports on Form 8-K ...............................15

Signatures    ................................................................16


                                                UNITED ENERGY CORP. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                            JUNE 30, 2002
                                                          AND MARCH 31, 2002

                                                                                                      JUNE 30, 2002   MARCH 31, 2002
                                                                                                      -------------   --------------
                                                               ASSETS                                  (Unaudited)       (Audited)

CURRENT ASSETS:
     Cash and cash equivalents ....................................................................   $  5,340,110    $    198,412
     Accounts receivable, net of allowance for doubtful accounts of
          $5,044 and $4,795, respectively .........................................................        269,429         218,104
     Inventory, net of allowance of $16,290 and $16,290, respectively .............................        103,345         287,857
     Prepaid expenses .............................................................................          6,200         117,127
                                                                                                      ------------    ------------
          Total current assets ....................................................................      5,719,084         821,500
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
     of $30,560 and $23,507, respectively .........................................................        129,692          16,883
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $17,704 and $17,704,
          respectively ............................................................................         68,819          68,819

     Patent, net of accumulated amortization of $33,036 and $30,148,
          respectively ............................................................................        143,231         128,908
     Other assets .................................................................................          1,385           1,862
                                                                                                      ------------    ------------
          Total assets ............................................................................   $  6,062,211    $  1,037,972
                                                                                                      ============    ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit .....................................................................   $         --    $    150,000
     Accounts payable and accrued expenses ........................................................        397,087         611,725
     Due to related party .........................................................................        230,277         141,487
                                                                                                      ------------    ------------
          Total current liabilities ...............................................................        627,364         903,212
                                                                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
     Common stock; 100,000,000 shares authorized of $0.01 par value,
          22,180,270 and 16,180,270 shares issued and outstanding as of
          June 30 and March 31, 2002, respectively ................................................        221,802         161,802
     Additional paid-in capital ...................................................................     10,573,752       5,117,952
     Accumulated deficit ..........................................................................     (5,360,707)     (5,144,994)
                                                                                                      ------------    ------------
          Total stockholders' equity ..............................................................      5,434,847         134,760
                                                                                                      ------------    ------------
          Total liabilities and stockholders' equity ..............................................   $  6,062,211    $  1,037,972
                                                                                                      ============    ============


                          The accompanying notes are an integral part of these consolidated balance sheets


                                                                 3


                                                UNITED ENERGY CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     FOR THE THREE MONTHS ENDED
                                                       JUNE 30, 2002 AND 2001


                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED JUNE 30,
                                                                                            2002            2001
                                                                                        ------------    ------------

REVENUES, net .......................................................................   $    738,997    $    589,692

COST OF GOODS SOLD ..................................................................        532,622         338,027
                                                                                        ------------    ------------
     Gross profit ...................................................................        206,375         251,665
                                                                                        ------------    ------------
OPERATING EXPENSES:
     General and administrative .....................................................        428,196         186,553
     Executive services contributed by management ...................................             --          62,500
     Depreciation and amortization ..................................................          9,792           4,134
                                                                                        ------------    ------------
          Total operating expenses ..................................................        437,988         253,187
                                                                                        ------------    ------------
          Income (loss) from operations .............................................       (231,613)         (1,522)
                                                                                        ------------    ------------
OTHER INCOME (EXPENSE), net:
     Interest income ................................................................         17,068             582
     Interest expense ...............................................................         (1,168)         (1,369)
                                                                                        ------------    ------------
          Total other income (expense), net .........................................         15,900            (787)
                                                                                        ------------    ------------
          Net loss ..................................................................   $   (215,713)   $     (2,309)
                                                                                        ============    ============
BASIC AND DILUTED LOSS PER SHARE ....................................................   $      (0.01)   $      (0.00)
                                                                                        ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted ....................     19,279,171      15,841,259
                                                                                        ============    ============

                            The accompanying notes are an integral part of these consolidated statements.


                                                                 4


                                                UNITED ENERGY CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED JUNE 30, 2002



                                                                    Additional
                                         Common Stock                Paid-In          Accumulated          Total
                                     Shares          Amount          Capital            Deficit            Total
                                     ------          ------          -------            -------            -----

BALANCE,
   March 31, 2002 ...............  16,180,270   $    161,802   $  5,117,952       $ (5,144,994)       $    134,760
Common stock issued for
     private placement ..........   6,000,000         60,000      5,940,000                 --           6,000,000
Private placement costs .........          --             --       (484,200)                --            (484,200)
Net loss ........................          --             --             --           (215,713)           (215,713)
                                   ----------   ------------   ------------       ------------        ------------
BALANCE, June 30, 2002
     (Uunaudited) ...............  22,180,270        221,802     10,573,752         (5,360,707)       $  5,434,847
                                   ==========        =======     ==========         ==========        ============



                    The accompanying notes are an integral part of these consolidated statements.


                                                                 5


                                                UNITED ENERGY CORP. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     FOR THE THREE MONTHS ENDED
                                                       JUNE 30, 2002 AND 2001


                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                    --------------------------
                                                                                                       2002            2001
                                                                                                    -----------    -----------
                                                                                                            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..........................................................................   $  (215,713)   $    (2,309)

     Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization .........................................................         9,792          4,134
          Executive services contributed by management ..........................................            --         62,500
          Write-down of inventory ...............................................................        65,180             --
     Changes in operating assets and liabilities-
          Increase in accounts receivable, net ..................................................       (51,325)       (87,169)
          Decrease in inventory, net ............................................................       119,332         18,584
          Decrease (increase) in prepaid expenses ...............................................       110,927        (38,150)
          Decrease in other assets ..............................................................           477            200
          Increase in related party payable .....................................................        88,790             --
          Decrease in accounts payable and accrued expenses .....................................      (214,638)       (78,796)
                                                                                                    -----------    -----------
              Net cash used in operating activities .............................................       (87,178)      (121,006)
                                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for patents .......................................................................       (17,212)            --
     Payments for acquisition of property and equipment .........................................      (119,712)            --
                                                                                                    -----------    -----------
          Net cash used in investing activities .................................................      (136,924)            --
                                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of) line of credit .................................................      (150,000)       100,000
     Payments of private placement costs ........................................................      (484,200)            --
     Proceeds from issuance of common stock .....................................................     6,000,000             --
                                                                                                    -----------    -----------
          Net cash provided by financing activities .............................................     5,365,800        100,000
                                                                                                    -----------    -----------
          Net increase (decrease) in cash and cash equivalents ..................................     5,141,698        (21,006)

CASH AND CASH EQUIVALENTS, beginning of period ..................................................       198,412         96,695
                                                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ........................................................   $ 5,340,110    $    75,689
                                                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash activities during the period
          Conversion of Accounts payable to shareholders to common stock ........................   $        --    $   350,000
                                                                                                    ===========    ===========
     Cash paid during the period-
          Interest ..............................................................................   $     1,781    $     1,449
                                                                                                    ===========    ===========
          Income taxes ..........................................................................   $       800    $       720
                                                                                                    ===========    ===========

                            The accompanying notes are an integral part of these consolidated statements


                                                                 6

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2002 (unaudited) and the results of its operations for the three months ended June 30, 2002 (unaudited) and 2001 (unaudited) and cash flows for the three months ended June 30, 2002 and 2001. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-months ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2003.

      The consolidated balance sheet as of March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

      Certain reclassifications have been made to the results of operations for the quarter ended June 30, 2001 to conform to the current year presentation.

      For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended.

2.    STOCK OPTION PLAN

      In August 2001, the Company's stockholders approved, the 2001 Equity Incentive Plan (the "2001 Plan"), which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 2001 Plan, these options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the date of the grant to up to 5 years.

      An amendment and restatement of the 2001 Plan increasing the total number of shares available under the 2001 Plan to 4,000,000 was approved by the Board of Directors on May 29, 2002 and will be presented to the shareholders for approval at the annual meeting.

      Under the 2001 Plan, options are granted to non-employee directors upon their election at the annual meeting of stockholders. The options are granted at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

      There were 725,000 options available for future grant at June 30, 2002. The Company issues options and warrants from time to time outside the plan described above. Through June 30, 2002, the Company has issued 3,750,000 warrants outside of the 2001 Plan to purchase common stock in connection with the private placement. Additionally, the Company has granted 1,010,000 options to employees and vendors outside the 2001 Plan with exercise prices from $1.43 to $2.05 and vesting periods of immediately to three years or when the Company reaches specific financial milestones.

3.    EXCLUSIVE DISTRIBUTION AGREEMENT

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

4.    CREDIT LINE AGREEMENT

      At March 31, 2002 the Company had $150,000 outstanding under a $1.0 million revolving line of credit from Fleet Bank N.A. Borrowings under the line accrued interest at a rate equal to 2% plus the bank's prime rate. Amounts outstanding under the line of credit were subject to repayment on demand at any time and for any reason and were secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment and a pledge of 750,000 shares of the Company's common stock, which had been placed in escrow. The line was also secured by the personal guarantee of a shareholder of the Company. In May 2002, the Company repaid the remaining balance of the line of credit and the line of credit was terminated. The 750,000 shares of collateral have been returned to the Company and in July, the shares were returned to the treasury and cancelled.

5.    SEGMENT INFORMATION

      Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months ended June 30, 2002 and 2001:




                                                         UNITED ENERGY CORP.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (CONTINUED)


                                                                           Specialty
                                                         Graphic Arts      Chemicals      Corporate         Total
                                                         ------------      ---------      ---------         -----

Revenues...........................................     $    447,403      $   291,594   $         --     $   738,997
                                                        ============      ===========   ============     ===========
Gross profit.......................................     $    110,351      $    96,024   $         --     $   206,375
General and administrative.........................           49,463          187,780        190,953         428,195
Depreciation and amortization......................               --            4,458          5,334           9,792
Interest (income)/net..............................            1,168               --        (17,068)        (15,900)
                                                        ------------      -----------   ------------     -----------
     Net income/(loss).............................     $     59,720      $   (96,214)  $   (179,219)    $  (215,713)
                                                        ============      ===========   ============     ===========
Cash...............................................     $         --               --   $  5,340,110     $ 5,340,110
Accounts receivable, net...........................          126,785          142,644             --         269,429
Inventory..........................................            8,005           95,340             --         103,345
Prepaid Expenses...................................               --               --          6,200           6,200
Fixed assets, net..................................               --           84,719         44,973         129,692
Goodwill, net......................................               --           68,819             --          68,819
Patent, net........................................               --          143,231             --         143,231
Other assets.......................................               --               --          1,385           1,385
                                                        ------------      -----------   ------------     -----------
         Total assets..............................     $    134,790      $   534,753   $  5,392,668     $ 6,062,211
                                                        ============      ===========   ============     ===========


                                                                 9



                                                          UNITED ENERGY CORP.
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (REVISED)--(CONTINUED)

                                                                            Specialty
                                                          Graphic Arts      Chemicals      Corporate         Total
                                                          ------------      ---------      ---------         -----

Revenues.............................................       $  516,558      $    73,134      $      --     $   589,692
                                                            ==========      ===========      =========     ===========
Gross profit.........................................       $  218,924      $    32,741      $      --     $   251,665
General and administrative...........................           47,174           34,244        105,135         186,553
Executive services contributed by management.........               --               --         62,500          62,500
Depreciation and amortization........................               --            4,053             81           4,134
Interest expense/net.................................            1,369               --           (582)            787
                                                            ----------      -----------      ---------     -----------
     Net income/(loss)...............................       $  170,381      $    (5,556)     $(167,134)    $    (2,309)
                                                            ==========      ===========      =========     ===========
Cash.................................................       $       --               --      $  75,689     $    75,689
Accounts receivable, net.............................        1,033,307           24,295             --       1,057,602
Inventory............................................           57,067           46,102             --         103,169
Prepaid Expenses.....................................               --           37,950            200          38,150
Fixed assets, net....................................               --               --          6,647           6,647
Goodwill, net........................................               --           73,593             --          73,593
Patent, net..........................................               --          136,859             --         136,859
Other assets.........................................               --               --          1,385           1,385
                                                            ----------      -----------      ---------     -----------
         Total assets................................       $1,090,374      $   318,799      $  83,921     $ 1,493,094
                                                            ==========      ===========      =========     ===========



6.    NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. Effective April 1, 2002, the Company adopted the provisions of SFAS No. 142 which will have no material effect on its results of operations and financial position.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. Effective April 1, 2002 the Company has adopted of SFAS 144 which has no material effect on our consolidated financial position or results of operations.

7.    PRIVATE PLACEMENT AND OTHER FINANCING

      On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 of the Company's common stock at an exercise price of $2 per share exercisable for a five-year period. The Company incurred $484,200 in issuance expenses in connection with the financing of which $132,197 is payable to a related party. In addition, the Company issued 750,000 additional warrants to purchase 750,000 of Company's common stock at an exercise price of $0.60 per share with a five year term but not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of 500,000 warrants issued in connection with the private placement.

      The Company intends to use the proceeds of the offering for office equipment, leasehold improvements, working capital and to finance the marketing of its products.

8.    NEW MANAGEMENT TEAM

      In conjunction with the completion of the new private financing transaction, the Company began the process of identifying and making employment offers to a new management team to focus on the sales and marketing of KH-30(R) and other products. Four of the new members of the management team have accepted employment beginning in May 2002. Each of these executives has employment agreements with terms from one to three years. These agreements provide, among other things, for annual base salaries and bonuses totaling $728,000, $635,000, $324,000 and $28,000 in fiscal 2003, 2004, 2005 and 2006.

9.    COMMITMENTS AND CONTINGENCIES

LITIGATION

      The Company, in its normal course of business, is subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the statements contained in this Quarterly Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the Company's ability to create markets for its products; the Company's ability to generate meaningful revenues; the Company's continuing operating losses; the Company's reliance on third parties to market, sell and/or distribute the Company's products; the need for future capital; availability, terms and deployment of capital; the Company's reliance on a small number of customers for its revenues; the loss of any significant customers; changes in business strategy or development plans; any adverse impact as a result of environmental laws; changes in, or the failure to comply with, government regulations; competition; the integration of the Company's new management team; and the Company's ability to protect its patents and proprietary rights; quality of management; business abilities and judgment of personnel; availability of qualified personnel.


OVERVIEW

      United Energy considers its primary focus to be the development, manufacture and sale of environmentally friendly specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R)multifuctional dispersant used as an oil and gas well, pipeline, and storage tank cleaning product.

      KH-30(R) is an environmentally friendly, non-petroleum based product that is biodegradable. When applied in accordance with United Energy's recommended procedures KH-30(R) has resulted in substantial production increases of between two and five times in paraffin-affected oil and gas wells. In addition, KH-30(R) has proven effective "downstream applications" which result in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. This product has yet to achieve any significant market penetration.

      One of United Energy's specialty chemical products is a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired DuPont patent. However, the exact formulation utilized by the Company has not been able to be duplicated by others and is protected by the Company as a trade secret. The product is marketed under the trade name UNIPROOF(R). Most recently UNIPROOF(R) has been made in a thinner configuration so it can now be used by book publishers as well as other printers.

      The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) and, to a lesser extent, the other specialty chemical products developed by the Company.

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

      To maintain exclusivity for 2001 and 2002 Alameda was required to purchase a total of 13,394,641 sq. ft ($3,348,660) in 2001 and 16,073,568 sq. ft.
($4,018,392) in 2002. Due to declines experienced by the publishing industry in the number of advertising pages, Alameda was unable to meet 2001 minimums and United Energy cancelled the exclusivity portion of the contract. Alameda continues to distribute UNIPROOF(R) on a non-exclusive basis. The terms of the our agreement with Alameda have enabled us to reduce our inventory requirements by shifting a portion of that carrying cost to Alameda. The Company has selected additional vendors to which we will sell the UNIPROOF(R) product.

      Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments. See Note 7 above of Notes to Consolidated Financial Statements for a more complete description of such revisions.

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001

      Revenues. Revenues for the first three months of fiscal 2002 were $738,997, a $149,305, or 25% increase, from revenues of $589,692 in the first three months of fiscal 2001. The increase in revenues was primarily due to increased demand for our Green Globe/Qualchem military products. To a lesser degree sales of our KH-30(R) products increased slightly which was more than offset a decline in UNIPROOF(R) sales.

      Cost of Goods Sold. Cost of goods sold increased 58% to $532,622 or 72% of sales, for the three months ended June 30, 2002 from $338,027 or 57% of sales, for the three months ended June 30, 2001. The increase was primarily due to higher production of lower margin Green Globe/Qualchem military products which offset the higher margins on UNIPROOF(R) paper sales and a write-down of defective inventory of $65,180.

      Gross Profit. Gross profit for the three months ended June 30, 2002 was $206,375, a $45,290 or 18% decrease from $251,665 in the corresponding period of fiscal 2001. This decrease was primarily attributable to the increase of the lower margin Green Globe/Qualchem military sales and the write-down of defective inventory of $65,180 during the current quarter.

OPERATING COSTS AND EXPENSES

      General and Administrative Expenses. General and administrative expenses increased 130% to $428,195, or 58% of revenues for the three months ended June 30, 2002 from $186,533, or 43% of revenues for the three months ended June 30, 2001. The increase is primarily related to the costs of the new staff added beginning in May 2002 to increase the Company's marketing efforts.

      Executive Services Contributed by Management. During the quarter ended June 30, 2001 Senior Executives of the Company contributed $62,500 of services which were recorded as an expense. In the 4th Quarter of fiscal year 2002, Senior Executives were compensated by salary and options and therefore the accrual of contributed services was discontinued.

      Depreciation and Amortization. Depreciation and Amortization increased to $9,792 from $4,134 reflecting additions to fixed assets for equipment, leasehold improvements and additional capitalized costs related to perfecting patents.

      Interest Expense, Net of Interest Income. The Company had net interest income of $15,900 for the three months ended June 30 of 2002 compared with net interest expense of $787 in the corresponding period in 2001. The increase was due to the investment earnings on the funds raised through the private placement on May 14, 2002.

      Net Loss. The three months ended June 30, 2002 resulted in net loss of $215,713 or $(0.01) per share as compared to a net loss of $2,309 or $(0.00) per share for the three months ended June 30, 2001. The increase in the loss in the quarter ended June 30, 2002 is the result of lower gross margins on sales and higher level of general and administrative expenses. The average number of shares used in calculating earnings per share increased 3,437,912 shares to 19,279,171 primarily as a result of 6,000,000 shares issued in the private placement on May 14, 2002.

LIQUIDITY AND CAPITAL RESOURCES.

      As of June 30, 2002 the Company had $5,340,110 in cash and cash equivalents, accounts receivable of $269,429, inventory of $103,345 and prepaid expenses of $6,200 for a total of $5,719,084 of current assets. As of March 31, 2002, the Company had $198,412 in cash, accounts receivable of $218,104, inventories of $287,857 and prepaid expenses of $117,127 for a total of $821,500 of current assets. The increase in current assets was primarily from the net proceeds from the private placement completed in May 2002.

      Accounts receivable increased to $269,429 at June 30, 2002 from $218,104 at March 31, 2002 reflecting introductory sales to new customers and increased sales efforts by our new sales representatives.

      Prepaid expenses decreased to $6,200 at June 30, 2002 from $117,127 at March 31, 2002 reflecting prepaid offering costs consisting of legal and placement agent costs that were charged against the proceeds of the private placement in may 2002.

      Inventories at June 30, 2002 were $103,345 compared with $287,857 at June 30, 2001, a decrease of $184,512. The lower inventory levels are indicative of faster production cycles. In most cases UNIPROOF(R) and Green Globe/Qualchem products are shipped as soon as produced. During the quarter ended March 31, 2002 the company also wrote-down $65,180 of defective UNIPROOF(R) inventory.

      Accounts payable and accrued expenses decreased by $214,639 to $397,086 at June 30, 2002 from $611,725 at March 31, 2002. The Company used part of the proceeds of the private placement to pay down current liabilities. Additionally, the Company accrued certain legal and other expenses primarily associated with the private placement and owed to related parties in the amount of $230,277 as of June 30, 2002 as compared with $141,487 at March 31, 2002.

      Net Cash Used in Operating Activities. Net cash used in operating activities was $87,178 in the three months ended June 30, 2002 resulting primarily from a reduction in inventory and prepaid expenses offset in part by a reduction in accounts payables, resulting in a decrease of $33,828 from the $121,006 used in operating activities in the same period of the prior year.

      Cash Provided by Financing Activities. Net cash provided by financing activities increased to $5,365,800 for the three months ended June 30, 2002 reflecting the net proceeds from the Private Placement offset by the repayment of the line of credit in May, 2002 compared with $100,000 proceeds from a draw down against the line of credit during the quarterly period ended June 30, 2001.

      The Company paid $136,924 for capital expenditures primarily for furniture, equipment, leasehold improvements and the cost of patent applications during the three months ended June 30, 2002. The Company has no material commitments for future capital expenditures.

      At March 31, 2002, the Company had $150,000 outstanding under a $1.0 million revolving line of credit from Fleet Bank, N.A. Borrowings under the line accrued interest at a rate equal 2% plus the bank's prime rate. Amounts outstanding under the line of credit were subject to repayment on demand at any time and for any reason and were secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment, and a pledge of 750,000 shares of the Company's common stock which had been placed in escrow. The line was also secured by the personal guarantee of a shareholder of the Company. In May 2002, the Company repaid the remaining balance of the line of credit and the line of credit was terminated. The 750,000 shares of collateral have been returned to the Company and in July, the shares were returned to the treasury and cancelled.

      United Energy believes that its existing cash will be sufficient to enable it to meet its future working capital needs for at least the next twenty four months. The Company is focusing its efforts on improving the existing products, completing testing on products, protecting the intellectual property of the Company through perfecting certain patents and trademarks and to extensively market the existing products. During May and June 2002, the Company has hired and contracted several new executives and employees with extensive experience in marketing and sales with the objective of boosting sales of the Company's KH-30(R), UNIPROOF(R), and Qualchem products.

      New Accounting Pronouncement. In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. Effective April 1, 2002, the Company adopted the provisions of SFAS No. 142 which will have no material effect on its results of operations and financial position.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. Effective April 1, 2002 the Company has adopted of SFAS 144 which has no material effect on our consolidated financial position or results of operations.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 of the Company's common stock at an exercise price of $2 per share exercisable for a five year period. The Company incurred an estimated $484,200 in issuance expenses in connection with the financing. In addition, the Company issued 750,000 additional warrants to purchase 750,000 of the Company's common stock at an exercise price of $0.60 per share with a five year term but not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of 500,000 warrants issued in connection with the private placement.

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

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

           99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

           99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

      (b) Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                                  JUNE 30, 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      UNITED ENERGY CORP.

      Dated:     August 14, 2002

      By:        \s\ SANFORD M. KIMMEL
                  -----------------------------------
                   Sanford M. Kimmel,
                   Chief Financial Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



      In connection with the Quarterly Report of United Energy Corp. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Wilen, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  August 14, 2002                By: /S/ Ronald Wilen
                                           ------------------------------------
                                           Ronald Wilen
                                           Chairman and Chief Executive Officer


This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of United Energy Corp. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sanford M. Kimmel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:  August 14, 2002            By: /s/ Sanford M. Kimmel
                                       ----------------------------------
                                      Sanford M. Kimmel
                                      Chief Financial Officer


This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.