Form 10-Q
period 2002-09-30
UNITED ENERGY CORP /NV/
filed 2002-11-15
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q
                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                          COMMISSION FILE NO. 000-30841
                             ----------------------

                               UNITED ENERGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       22-3342379
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

600 MEADOWLANDS PARKWAY #20, SECAUCUS, N.J.                07094
------------------------------------------               ----------
 (Address of principal executive offices)                (Zip Code)

                                 (201) 842-0288
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|ooYes ? No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of November 15, 2002
             -----                 -----------------------------------

 Common Stock, $.01 par value               22,180,270 shares


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Consolidated balance sheets September 30, 2002 (Unaudited) and             3
                 March 31, 2002

                 Consolidated statements of operations for the three months and six         4
                  months ended September 30, 2002 (Unaudited) and 2001 (Unaudited)
                  (Revised)

                 Consolidated statement of stockholders' equity for the three               5
                  months and six months ended September 30, 2002 (Unaudited)

                 Consolidated statements of cash flows for the six months ended             6
                  September 30, 2002 (Unaudited) and 2001 (Unaudited)

                 Notes to consolidated financial statements September 30, 2002              7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results    11
                         of Operations

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                 15

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings                                                          16

Item 2.          Changes in Securities and Use of Proceeds                                  16

Item 3.          Defaults upon Senior Securities                                            16

Item 4.          Submission of Matters to a Vote of Security Holders                        16

Item 5.          Other Information                                                          16

Item 6.          Exhibits and Reports on Form 8-K.                                          16

Signatures                                                                                  17



                      UNITED ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2002
                               AND MARCH 31, 2002

                                                               SEPTEMBER 30,            MARCH 31,
                                                                   2002                   2002
                                                               -------------            ---------
                                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $4,034,490           $198,412
    Accounts receivable, net of allowance for doubtful
        accounts of $23,860 and $4,795, respectively                  548,970            218,104
    Inventory, net of allowance of $16,290 and $16,290,
        respectively                                                  269,738            287,857
    Loans receivable                                                   12,333                 --
    Prepaid expenses                                                   89,822            117,127
                                                              ------------------ ----------------
        Total current assets                                        4,955,353            821,500
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
    amortization of $50,407 and $23,507, respectively                 304,354             16,883
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $17,704
        and $17,704, respectively                                      68,819             68,819

    Patents, net of accumulated amortization of $36,435 and
        $30,148, respectively                                         186,179            128,908
    Loan receivable                                                   100,000                 --
    Other assets                                                        2,903              1,862
                                                              ------------------ ----------------
        Total assets                                               $5,617,608         $1,037,972
                                                              ================== ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving line of credit                                              $--           $150,000
    Accounts payable                                                  594,679            600,850
    Accrued expenses                                                  101,992             10,875
    Due to related party                                              244,141            141,487
                                                              ------------------ ----------------
        Total current liabilities                                     940,812            903,212
                                                              ------------------ ----------------
STOCKHOLDERS' EQUITY:
    Common stock; 100,000,000 shares authorized of $0.01 par value,
        22,180,270 and 16,180,270 shares issued and outstanding as
        of September 30, and March 31, 2002, respectively             221,802            161,802
    Additional paid-in capital                                     10,573,752          5,117,952
    Accumulated deficit                                            (6,118,758)        (5,144,994)
                                                              ------------------ ----------------
        Total stockholders' equity                                  4,676,796            134,760
                                                              ------------------ ----------------
        Total liabilities and stockholders' equity                 $5,617,608         $1,037,972
                                                              ================== ================

       The accompanying notes are an integral part of these consolidated balance sheets.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001


                                               FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                    (UNAUDITED)                (UNAUDITED)
                                                  2002         2001         2002         2001
                                                  ----         ----         ----         ----

REVENUES, net                                    $625,612      $92,595   $1,364,609     $682,287
COST OF GOODS SOLD                                320,498       24,490      853,120      362,517
                                               ----------   ----------   ----------   ----------
    Gross profit                                  305,114       68,105      511,489      319,770
                                               ----------   ----------   ----------   ----------
OPERATING EXPENSES:
    General and administrative                  1,058,976      387,675    1,487,172      574,228
    Executive services contributed by
    management                                         --       62,500           --      125,000
    Depreciation and amortization                  23,245        4,579       33,037        8,713
                                               ----------   ----------   ----------   ----------
        Total operating expenses                1,082,221      454,754    1,520,209      707,941
                                               ----------   ----------   ----------   ----------
        Loss from operations                     (777,107)    (386,649)  (1,008,720)    (388,171)
                                               -----------  -----------  -----------  ----------
OTHER INCOME (EXPENSE), net:
Interest income                                    19,056          437       36,124        1,019
Interest expense                                       --       (1,659)      (1,168)      (3,028)
                                               ----------   -----------  ----------   ----------
       Total other income (expense), net           19,056       (1,222)      34,956       (2,009)
                                               ----------   -----------  -----------  ----------
       Net loss                                $ (758,051)  $ (387,871)   $(973,764)   $(390,180)
                                               ==========   ==========   ==========   ==========
BASIC AND DILUTED LOSS PER SHARE                  $ (0.03)     $ (0.02)      $(0.05)      $(0.02)
                                               ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, basic and diluted             22,180,270   16,080,270   20,737,647   15,961,418
                                               ==========   ==========   ==========   ==========

     The accompanying notes are an integral part of these consolidated The accompanying notes are an integral part of these consolidated statements. statements.


                      UNITED ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                 Common Stock           Additional
                             -----------------------    Paid-In      Accumulated       Total
                              Shares       Amount       Capital        Deficit         Total
                             ----------    ---------    ---------    -----------      ----------

BALANCE, March 31, 2002      16,180,270     $161,802    $5,117,952    $(5,144,994)      $134,760
Common stock issued for
    private placement         6,000,000       60,000     5,940,000             --      6,000,000
Private placement costs              --           --      (484,200)            --       (484,200)
Net loss                             --           --            --       (973,764)      (973,764)
                             ----------    ---------    ----------   -------------    ----------
BALANCE, September 30,
    2002                     22,180,270     $221,802   $10,573,752    $(6,118,758)    $4,676,796
                             ==========    =========   ===========   =============    ==========

  The accompanying notes are an integral part of these consolidated statement.

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                                                                 FOR THE SIX MONTHS
                                                                                        ENDED
                                                                                     SEPTEMBER 30,
                                                                                 -------------------

                                                                                  2002        2001
                                                                                  ----        ----
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $ (973,764) $(390,180)
    Adjustments to reconcile net loss to net cash used in operating activities-
        Depreciation and amortization                                               33,037      8,713
        Executive services contributed by management                                    --    125,000
    Changes in operating assets and liabilities-
        (Increase) decrease in accounts receivable, net                           (330,866)   502,496
        Decrease (increase) in inventory, net                                       18,119    (16,775)
        Decrease (increase) in prepaid expenses                                     27,305    (31,934)
        (Increase) decrease in other assets                                         (1,041)       200
        Increase in related party payable                                          102,654     48,383
        Increase (decrease) in accounts payable and accrued expenses                84,946   (315,553)
                                                                                ----------    -------
            Net cash used in operating activities                               (1,039,610)   (69,650)
                                                                                ----------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for patents                                                           (63,558)        --
    Payments for loans receivable                                                 (112,333)        --
    Payments for acquisition of property and equipment                            (314,221)    (8,750)
                                                                                ----------    -------
        Net cash used in investing activities                                     (490,112)    (8,750)
                                                                                ----------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (payments of) line of credit                                    (150,000)   100,000
    Payments of private placement costs                                           (484,200)        --
    Proceeds from issuance of common stock                                       6,000,000         --
                                                                                ----------    -------
        Net cash provided by financing activities                                5,365,800    100,000
                                                                                ----------    -------
        Net increase in cash and cash equivalents                                3,836,078     21,600
CASH AND CASH EQUIVALENTS, beginning of period                                     198,412     96,695
                                                                                ----------    -------
CASH AND CASH EQUIVALENTS, end of period                                        $4,034,490   $118,295
                                                                                ==========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Non-cash activities during the period
    Cash paid during the period-
        Interest                                                                $       --   $  3,240
                                                                                ==========   ========
        Income taxes                                                            $       --   $    720
                                                                                ==========   ========
The accompanying notes are an integral part of these consolidated statements.


                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2002 (unaudited) and the results of its operations for the three months and six months ended September 30, 2002 (unaudited) and 2001 (unaudited) and cash flows for the six months ended September 30, 2002 and 2001. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and six months ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2003.

     The consolidated balance sheet as of March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     Certain reclassifications have been made to the results of operations for the three months and six months September 30, 2001 to conform to the current year presentation.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended.

2.   STOCK OPTION PLAN

     In August 2001, the Company's stockholders approved the 2001 Equity Incentive Plan (the "2001 Plan"), which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 2001 Plan, these options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the date of the grant to up to 5 years.

     An amendment and restatement of the 2001 Plan increasing the total number of shares available under the 2001 Plan to 4,000,000 was approved by the Board of Directors on May 29, 2002 and by the Company's stockholders at the annual meeting on November 6, 2002.

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

     There were 662,500 options available for future grant at September 30, 2002. The Company issues options and warrants from time to time outside the plan described above. During the period ended September 30, 2002, the Company has issued 3,750,000 warrants outside of the 2001 Plan to purchase common stock in connection with the private placement (see note 7). Additionally, during the period ended September 30, 2002 the Company has granted 1,325,000 options to employees and vendors outside the 2001 Plan with exercise prices from $1.15 to $2.05 and vesting periods of immediately to three years or when the Company reaches specific financial milestones.

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

4.   CREDIT LINE AGREEMENT

     At March 31, 2002 the Company had $150,000 outstanding under a $1.0 million revolving line of credit from Fleet Bank N.A. Borrowings under the line accrued interest at a rate equal to 2% plus the bank's prime rate. Amounts outstanding under the line of credit were subject to repayment on demand at any time and for any reason and were secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment and a pledge of 750,000 shares of the Company's common stock, which had been placed in escrow. The line was also secured by the personal guarantee of a stockholder of the Company. In May 2002, the Company repaid the remaining balance of the line of credit and the line of credit was terminated. The 750,000 shares of collateral have been returned to the Company.

5.   SEGMENT INFORMATION

     Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months and six months ended September 30, 2002 and 2001:

     The Company's total revenues, net income (loss) and identifiable assets by segment as of September 30, 2002 and for the three month period ended September 30, 2002, are as follows:

                                                           Specialty
                                            Graphic Arts   Chemicals   Corporate      Total
                                            ------------   ---------   ---------      -----

Revenues                                      $542,519      $ 83,093   $       --   $   625,612
                                              ========      ========   ========     ===========

Gross profit                                  $221,070      $ 84,044   $       --   $   305,114
General and administrative                      46,620       619,810      392,546     1,058,976
Depreciation and amortization                       --        12,785       10,460        23,245
Interest income, net                                --            --      (19,056)      (19,056)
                                              --------      --------   -----------   -----------

    Net income (loss)                         $174,450     $(548,551)  $ (383,950)  $  (758,051)
                                              ========      ========   ===========  ===========
Cash                                          $     --            --   $4,034,490   $ 4,034,490
Accounts receivable, net                       493,448        55,522           --       548,970
Inventory                                      110,752       158,986           --       269,738
Loans receivable                                    --       100,000       12,333       112,333
Prepaid Expenses                                    --        84,306        5,516        89,822
Fixed assets, net                                   --       252,865       51,489       304,354
Goodwill, net                                       --        68,819           --        68,819
Patent, net                                         --       186,179           --       186,179
Other assets                                        --            --        2,903         2,903
                                              --------      --------   -----------   -----------
    Total assets                              $604,200      $906,677   $4,106,731   $ 5,617,608
                                              ========      ========   ==========   ===========


                               UNITED ENERGY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     The Company's total revenues and net income (loss) by segment for the six month period ended September 30, 2002, are as follows:

                                                             Specialty
                                              Graphic Arts   Chemicals    Corporate       Total
                                              ------------   ---------    ---------       -----

Revenues                                      $ 989,922      $ 374,687    $      --     $1,364,609
                                              =========      =========    =========     ==========
Gross profit                                  $ 331,421      $ 180,068    $      --     $  511,489
General and administrative                       96,083        807,590      583,499      1,487,172
Depreciation and amortization                       --          17,243       15,794         33,037
Interest expense (income), net                    1,168             --      (36,124)       (34,956)
                                              ---------      ---------    ---------     ----------

    Net income (loss)                         $ 234,170      $(644,765)   $(563,169)    $ (973,764)
                                              =========      =========    =========     ==========

     The Company's total revenues and net loss by segment for the three month period ended September 30, 2001, are as follows:


                                                             Specialty
                                              Graphic Arts   Chemicals    Corporate       Total
                                              ------------   ---------    ---------       -----

Revenues                                      $   2,964      $  89,631    $      --     $   92,595
                                              =========      =========    =========     ==========
Gross profit                                  $   1,148      $  66,957    $              $  68,105
General and administrative                       51,691        125,251      210,733        387,675
Executive services                                                           62,500         62,500
Depreciation and amortization                        --          4,498           81          4,579
Interest expense (income), net                    1,659             --         (437)         1,222
                                              ---------      ---------    ---------     ----------
    Net loss                                  $ (52,202)     $ (62,792)   $(272,877)    $ (387,871)
                                              =========      =========    =========     ==========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)--(CONTINUED)

     The Company's total revenues and net income (loss) by segment for the six month period ended September 30, 2001, are as follows:

                                                             Specialty
                                              Graphic Arts   Chemicals    Corporate       Total
                                              ------------   ---------    ---------       -----
Revenues                                      $  519,522      $162,765    $      --     $ 682,287
                                              ==========      ========    =========     =========
Gross profit                                  $  220,072      $ 99,698    $      --     $ 319,770
General and administrative                        98,865       159,495      315,868       574,228
Executive services contributed by management          --            --      125,000       125,000
Depreciation and amortization                         --         8,551          162         8,713
Interest expense (income), net                     3,028            --       (1,019)        2,009
                                              ----------      --------    ---------     ---------
    Net income (loss)                         $  118,179      $(68,348)   $(440,011)    $(390,180)
                                              ==========      ========    =========     =========


6.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. Effective April 1, 2002, the Company adopted the provisions of SFAS No. 142 which had no material effect on its results of operations and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. Effective April 1, 2002 the Company has adopted of SFAS 144 which had no material effect on our consolidated financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

7.   PRIVATE PLACEMENT AND OTHER FINANCING

     On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 shares of the Company's common stock at an exercise price of $2 per share exercisable for a five-year period. The Company incurred $484,200 in issuance expenses in connection with the financing of which $132,197 is payable to a related party. In addition, the Company issued 750,000 additional warrants to purchase 750,000 of Company's common stock at an exercise price of $0.60 per share with a five year term to a placement agent. Such warrants are not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of 500,000 warrants issued in connection with the private placement.

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

     In the 4th quarter of fiscal year 2002, Senior Executives started to be compensated by salary and options and therefore the accrual of contributed services were discontinued.

9.   COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company, in its normal course of business, is subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

10.  SUBSEQUENT EVENTS

     On October 29, 2002, an accident occurred at an oil well site near
Odessa, Texas, where the Company's equipment and products were being used by another service company in the treatment of an oil well. In the accident, a Company employee was killed and several employees of another oil field service company were injured. The Company has received notification from OSHA that they are conducting an investigation regarding the circumstances of the accident. At this time no lawsuits are pending or threatened in this matter. Accordingly, the Company has not included any provision for this incident in its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     United Energy considers its primary focus to be the development, manufacture and sale of environmentally friendly specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R) multifunctional dispersant used as an oil and gas well, pipeline, and storage tank cleaner.

     KH-30(R) is an environmentally friendly, non-petroleum based product that is biodegradable. When applied in accordance with United Energy's recommended procedures KH-30(R) has resulted in substantial production increases of between two and five times in paraffin and asphaltene-affected oil and gas wells. In addition, KH-30(R) has proven effective as a "downstream application" which result in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. This product has yet to achieve any significant market penetration.

     On October 9th, 2002, the Company announced the filing of a comprehensive patent for its new S2 System. The S2 System employs new technology to maintain the flow of oil and gas throughout all phases of the production, transportation, refinery and storage process in the oil and gas industry. The S2 System is a light-weight, compact, mobile device which can economically generate high volumes of steam at controllable pressures and temperatures using non-petroleum based fuel. In conjunction with the injection of KH-30(R), the S2 System will be used to melt paraffin and asphaltene deposits, and inhibits the formation of new blockages, maintaining peak performance of equipment for an extended time period.

     One of United Energy's graphic arts products is a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired DuPont patent. However, the exact formulation utilized by the Company has not been able to be duplicated by others and is protected by the Company as a trade secret. The product is marketed under the trade name UNIPROOF(R). Most recently UNIPROOF(R) has been made in a thinner configuration so it can now be used by book publishers as well as other printers.

     The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) and, to a lesser extent, the other specialty chemical products developed by the Company. The company has an arrangement with the Alameda Company of Anaheim, California to distribute UNIPROOF(R) proofing paper on a non-exclusive basis. The Company seeks additional vendors to which we will sell the UNIPROOF(R) product.

     FR-15 is an environmentally friendly fire-retardant agent developed by United Energy Corp. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. The FR-15 mixture resists re-ignition once a fire has been extinguished. The FR-15 product has been fully developed and tested by several municipal fire departments. FR-15 is currently being tested by Underwriters Laboratories ("UL"). We anticipate that sales of FR-15 will commence when the product receives UL certification.

     Slick Barrier is an underwater protective coating formally named "Bye Bye Barnacles." Slick Barrier is an environmentally friendly and biodegradable product with characteristics that the Company believes to be particularly appealing in both fresh and saltwater environments to resist barnacles and algae growth on boat hulls. During fiscal year 2002 the Company reformulated the product with improved coating and durability characteristics and to comply with EPA regulations. The product is currently undergoing testing. A patent application on this product is in process. We are applying for trademark protection both nationally and internationally for our "Slick Barrier" product. We hope to conclude our testing of the products during our second fiscal quarter of 2003, and we have begun discussions with leading foreign distributors of marine products.

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments.


                              RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Revenues. Revenues for the quarter ended September 30, 2002 were $625,612, a $533,017, or 576% increase from revenues of $92,595 in the comparable quarter of 2001. The increase in revenues was primarily due to increased sales of UNIPROOF(R) proofing paper after a substantial decline in sales during the comparable quarter in 2001. Specialty Chemicals, which includes sales of our KH-30(R) products and Green Globe/Qualchem military sales, declined to $83,093 or 7.3% compared to $89,631 in the comparable quarter last year. Sales of KH-30(R) were up slightly as the company began its marketing efforts while sales of Green Globe/Qualchem military sales declined slightly due to a lower level of government orders.

     Cost of Goods Sold. Cost of goods sold increased 1209% to $320,498 or 51% of sales, for the three months ended September 30, 2002 from $24,490 or 26% of sales, for the three months ended September 30, 2001. The increase in cost of goods sold was primarily due to the change in the mix of products sold reflecting margins on UNIPROOF(R) paper sales compared to the prior year and increased costs related to providing promotional samples of KH-30(R) to customers during the quarter.

     Gross Profit. Gross profit for the three months ended September 30, 2002 was 49% or $305,114, a $237,009 or 348% increase from 74% or $68,105 in the corresponding period of fiscal 2001. The increase in gross margin and the decrease in the gross margin percent reflects the higher level on UNIPROOF(R) paper sales, the lower level of Green Globe/Qualchem military sales and the cost of providing promotional samples of KH-30(R).

OPERATING COSTS AND EXPENSES

     General and Administrative Expenses. General and administrative expenses increased $671,301 or 173% to $1,058,976, or 169% of revenues for the three months ended September 30, 2002 from $387,675, or 419% of revenues for the three months ended September 30, 2001. The increase in general and administrative expenses is primarily related to the salaries and benefits of the new staff added beginning in May 2002, non-recurring marketing expenses related to developing promotional brochures, logos and product branding, design and implementation costs of a new company web site, certain legal and accounting services, S2 System and KH-30(R) customer trials on wells and storage tanks, and increased level of travel related to meetings with potential customers.

     Executive Services Contributed by Management. During the quarter ended September 30, 2001 Senior Executives of the Company contributed $62,500 of services which were recorded as an expense. In the 4th Quarter of fiscal year 2002, Senior Executives started to be compensated by salary and options and therefore the accrual of contributed services was discontinued.

     Depreciation and Amortization. Depreciation and Amortization increased to $23,245 from $4,579 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S2 System equipment, and capitalized legal costs related to patent filings for our S2 System and KH-30(R) products.

     Interest Expense, Net of Interest Income. The Company had net interest income of $19,056 for the three months ended September 30, 2002 compared with net interest expense of $1,222 in the corresponding period in 2001. The increase was due primarily to the investment earnings on the remaining funds raised from the private placement on May 14, 2002.

     Net Loss. The three months ended September 30, 2002 resulted in net loss of $(758,051) or $(0.03) per share as compared to a net loss of $(387,871) or $(0.02) per share for the three months ended September 30, 2001. The increase in the loss in the quarter ended September 30, 2002 is the result of higher level of general and administrative expenses offset by higher sales level. The average number of shares used in calculating earnings per share increased to 22,180,270 shares from 16,080,270 primarily as a result of 6,000,000 shares issued in the private placement on May 14, 2002.

                              RESULTS OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Revenues. Revenues for the six month period ended September 30, 2002 were $1,364,609 a $682,322, or 100% increase from revenues of $682,287 in the comparable six month period ended September 30, 2001. The increase in revenues was primarily due to increased sales of UNIPROOF(R) proofing paper compared with the six month period ended September 30, 2001. During 2001 there was a substantial decline in sales of UNIPROOF(R) during the second fiscal quarter due to lower level in orders from the Company's primary customer. For the six month period ended September 30, 2002 Specialty Chemical sales, which includes sales of our KH-30(R) products and Green Globe/Qualchem military sales increased 130% to $374,687 from $162,765 in the prior six month period ended September 30, 2001 reflecting a higher level of orders of both product families.

     Cost of Goods Sold. Cost of goods sold increased 135% to $853,120 or 63% of sales, for the six month period ended September 30, 2002 from $362,517 or 53% of sales, for the six month period ended September 30, 2001. The increase in cost of goods sold was primarily due to the volume and change in the mix of products sold reflecting margins on UNIPROOF(R) paper sales compared to the prior year and increased costs related to providing samples of KH-30(R) to prospective customers during 2002.

     Gross Profit. Gross profit for the six month period ended September 30, 2002 was 37% or $511,489, a $191,719 or 60% increase from a 47% margin or
$319,770 in the corresponding period of fiscal 2001. The increase in gross margin and the decrease in the gross margin percent reflects the higher level on UNIPROOF(R) paper sales, the higher volume but average lower margin level of Green Globe/Qualchem military and KH-30(R) sales and the cost of providing promotional samples of KH-30(R) to prospective customers.

OPERATING COSTS AND EXPENSES

     General and Administrative Expenses. General and administrative expenses increased 159% to $1,487,172, or 109% of revenues for the six month period ended September 30, 2002 from $574,228, or 84% of revenues for the six month period ended September 30, 2001. The increase in general and administrative expenses is primarily related to the salaries and benefits of the new staff added beginning in May 2002, non-recurring marketing expenses related to developing promotional brochures, logos and product branding, design and implementation costs of a new company web site, certain legal and accounting services, and increased level of travel related to meeting with potential customers, S2 System and KH-30(R) customer trials on wells and storage tanks.

     Executive Services Contributed by Management. During the six month period ended September 30, 2001 Senior Executives of the Company contributed $125,000 of services which were recorded as an expense. In the 4th Quarter of fiscal year 2002, Senior Executives started to be compensated by salary and options and therefore the accrual of contributed services was discontinued.

     Depreciation and Amortization. Depreciation and Amortization increased to $33,037 from $8,713 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S2 System equipment, and capitalized legal costs related to patent filings for our S2 System and KH-30(R) products.

     Interest Expense, Net of Interest Income. The Company had net interest income of $34,956 for the six month period ended September 30, 2002 compared with net interest expense of $2,009 in the corresponding period in 2001. The increase was due primarily to the investment earnings on the remaining funds raised from the private placement on May 14, 2002 and the repayment and termination of the line of credit in May 2002.

     Net Loss. The six month period ended September 30, 2002 resulted in net loss of $(973,764) or $(0.05) per share as compared to a net loss of $(390,180) or $(0.02) per share for the comparable period ended September 30, 2001. The increase in the loss in the quarter ended September 30, 2002 is the result of higher level of general and administrative expenses offset by higher sales levels. The average number of shares used in calculating earnings per share increased to 20,737,647 shares from 15,961,418 primarily as a result of 6,000,000 shares issued in the private placement on May 14, 2002.

LIQUIDITY AND CAPITAL RESOURCES.

     As of September 30, 2002 the Company had $4,034,490 in cash and cash equivalents, accounts receivable of $548,970, inventory of $269,738, loans receivable of $12,333 and prepaid expenses of $89,822 for a total of $4,955,353 of current assets. As of March 31, 2002, the Company had $198,412 in cash, accounts receivable of $218,104, inventories of $287,857 and prepaid expenses of $117,127 for a total of $821,500 of current assets. The increase in current assets was primarily from the net proceeds from the private placement completed in May 2002.

     Accounts receivable increased to $548,970 at September 30, 2002 from $218,104 at March 31, 2002 reflecting increased sales and extended payment terms to new customers as incentives. The allowance for doubtful accounts was increased to $23,860 at September 30, 2002 from $4,795 at March 31, 2002 reflecting the risk of collection on certain accounts.

     Inventories at September 30, 2002 were $269,738 compared with $287,857 at March 31, 2001, a decrease of $18,119. The slightly lower inventory levels are indicative of faster production cycles reflecting finished UNIPROOF(R) paper awaiting delivery to customers and production of finished KH-30(R) to meet customer orders. In most cases UNIPROOF(R) and Green Globe/Qualchem products are shipped as soon as produced. During the quarter ended March 31, 2002 the Company also wrote-down $65,180 of defective UNIPROOF(R) inventory.

     Property and Equipment increased to $304,354 from $16,883 reflecting $314,221 in acquisitions for laboratory analytical equipment, manufacture of several S2 System units for customer demonstration and production trials, computer and network equipment for internal infrastructure and leasehold improvements to house new staff.

     Patents increased to $186,179 at September 30, 2002 from $128,908 at March 31, 2002 reflecting expenditures of $63,558 consisting of legal expenses in support of patent applications for our KH-30(R) and S2 System products.

     Accounts payable and accrued expenses increased by $84,946 to $696,671 at September 30, 2002 from $611,725 at March 31, 2002. The increase in accounts payable and accrued expenses reflects the new business activities of the company in its efforts to promote sales, develop marketing materials and to build out its internal infrastructure. During the first six months the Company used part of the proceeds of the private placement to pay down overdue balances in accounts payable. Additionally, the Company accrued certain legal and other expenses primarily associated with the private placement and owed to related parties in the amount of $244,141 as of September 30, 2002 as compared with $141,487 at March 31, 2002.

     Net Cash Used in Operating Activities. Net cash used in operating activities increased by $969,960 to $1,039,610 in the six months ended September 30, 2002 compared $69,650 for the six month period ended September 30, 2001. The increase in net cash used in operations resulted primarily from an increase in the operating loss of $583,584 to $973,764 for the six month ended September 30, 2002 compared with $390,180 for the comparable period in 2001, a use of cash resulting from an increase in accounts receivables due to additional sales and extended payment terms of $330,866 during the six month period ended September 30 2002 compared with a source of cash of $502,496 in the comparable period in the prior year.

     Cash Flows from Investing Activities. The Company expended $314,221 for non-recurring capital expenditures primarily for laboratory analytical equipment, manufacture of several S2 System units for customer demonstration and production trials, computer and network equipment for internal infrastructure and leasehold improvements to house new staff. Additionally, the Company incurred $63,558 for the cost of patent applications and $112,333 of loans extended to employees during the six months ended September 30, 2002. The Company has no material commitments for future capital expenditures.

     Cash Provided by Financing Activities. Net cash provided by financing activities increased to $5,365,800 during the six month period ended September 30, 2002 reflecting the net proceeds from the Private Placement offset by the repayment of the $150,000 balance of the line of credit in May, 2002 compared with $100,000 proceeds from a draw down against the line of credit during the comparable period ended September 30, 2001.

     At March 31, 2002, the Company had $150,000 outstanding under a $1.0 million revolving line of credit from Fleet Bank, N.A. Borrowings under the line accrued interest at a rate equal 2% plus the bank's prime rate. Amounts outstanding under the line of credit were subject to repayment on demand at any time and for any reason and were secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment, and a pledge of 750,000 shares of the Company's common stock which had been placed in escrow. The line was also secured by the personal guarantee of a stockholder of the Company. In May 2002, the Company repaid the remaining balance of the line of credit and the line of credit was terminated. The 750,000 shares of collateral have been returned to the Company.

     Although the Company had significant cash outflows during the quarter, much of these expenditures are non-recurring and were required to ramp up its sales and marketing efforts. United Energy believes that its existing cash will be sufficient to enable it to meet its future working capital needs for at least the next eighteen months. The Company is focusing its efforts on improving the existing products, completing testing on products, protecting the intellectual property of the Company through perfecting certain patents and trademarks and to extensively market the existing products. During May and June 2002, the Company has hired and contracted several new executives and employees with extensive experience in marketing and sales with the objective of boosting sales of the Company's KH-30(R), UNIPROOF(R) and Qualchem products.

SUBSEQUENT EVENTS

     On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used by another service company in the treatment of an oil well. In the accident, a Company employee was killed and several employees of another oil field service company were injured. The Company has received notification from OSHA that they are conducting an investigation regarding the circumstances of the accident. At this time no lawsuits are pending or threatened in this matter. Accordingly, the Company has not included any provision for this incident in its financial statements.

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


ITEM 4.   CONTROLS AND PROCEDURES

     Our CEO and CFO evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them.

     There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect the disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In the opinion of management, there are no material legal proceedings in process against the Company and none are threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 2002.

ITEM 5.   OTHER INFORMATION

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

          99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

          99.3 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 302

          99.4 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350 Sec. 302

     (b)  Reports on Form 8-K. None.

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITED ENERGY CORP.

     Dated:   November 15, 2002

     By:      \s\ SANFORD M. KIMMEL
              ---------------------
                  Sanford M. Kimmel,
                  Chief Financial Officer