Form 10-Q
period 2002-12-31
UNITED ENERGY CORP /NV/
filed 2003-02-18
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              _____________________

                                    Form 10-Q
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to __________

                          Commission File No. 000-30841
                             ______________________

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

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. |X| Yes   [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of February 14, 2002
             -----                           -----------------------------------

    Common Stock, $.01 par value                     22,180,270 shares

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated balance sheets December 31, 2002 (Unaudited
            and March 31, 2002 ........................................................3

            Consolidated statements of operations for the three months and nine months ended December 31, 2002 (Unaudited) and 2001
            (Unaudited) (Revised) .....................................................4

            Consolidated statement of stockholders' equity for the three months and nine months ended December 31, 2002 (Unaudited) .......................5

            Consolidated statements of cash flows for the nine months ended
            December 31, 2002 (Unaudited) and 2001 (Unaudited) ........................6

            Notes to consolidated financial statements December 31, 2002 ..............7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ....................................................12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...............17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ........................................................17

Item 2.     Changes in Securities and Use of Proceeds ................................17

Item 3.     Defaults upon Senior Securities ..........................................17

Item 4.     Submission of Matters to a Vote of Security Holders ......................17

Item 5.     Other Information ........................................................18

Item 6.     Exhibits and Reports on Form 8-K. ........................................18

Signatures ...........................................................................19

Certification Written Statement of the Chief Executive Officer Pursuant to 18
U.S.C.ss.1350 Sec. 302............................................................... 20

Certification Written Statement of the Chief Financial
Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302........................................ 22




                      UNITED ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002
                               AND MARCH 31, 2002

                                                                                  December 31,               March 31,
                                                                                      2002                     2002
                                                                                -----------------        -----------------
                                                                                  (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $    2,896,964           $    198,412
     Accounts receivable, net of allowance for doubtful accounts of
          $34,157 and $4,795, respectively                                             899,651                218,104
     Inventory, net of allowance of $16,290 and $16,290, respectively                  196,842                287,857
     Loans receivable                                                                    9,382                     --
     Prepaid expenses                                                                  113,175                117,127

                                                                                -----------------        -----------------
          Total current assets                                                       4,116,014                821,500
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
     of $71,225 and $23,507, respectively                                              286,707                 16,883
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $17,704 and $17,704,
          respectively                                                                  68,819                 68,819

     Patents, net of accumulated amortization of $40,247 and $30,148,
          respectively                                                                 203,796                128,908
     Loan receivable                                                                   109,873                     --
     Other assets                                                                        2,903                  1,862
                                                                                -----------------        -----------------
          Total assets                                                          $    4,788,112           $  1,037,972
                                                                                =================        =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                                   $           --           $    150,000
     Accounts payable                                                                  283,001                600,850
     Accrued expenses                                                                  134,820                 10,875
     Due to related party                                                              244,141                141,487
                                                                                -----------------        -----------------
          Total current liabilities                                                    661,962                903,212
                                                                                -----------------        -----------------
STOCKHOLDERS' EQUITY:
     Common stock; 100,000,000 shares authorized of $0.01 par value,
          22,180,270 and 16,180,270 shares issued and outstanding as of
          December 31, and March 31, 2002, respectively                                221,802                161,802
     Additional paid-in capital                                                     10,573,752              5,117,952
     Accumulated deficit                                                            (6,669,404)            (5,144,994)
                                                                                -----------------        -----------------
          Total stockholders' equity                                                 4,126,150                134,760
                                                                                -----------------        -----------------
          Total liabilities and stockholders' equity                            $    4,788,112           $  1,037,972
                                                                                =================        =================

 The accompanying notes are an integral part of these consolidated balance sheets.



                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001


                                                           For the Three Months              For the Nine Months
                                                            Ended December 31,               Ended December 31,
                                                                (Unaudited)                      (Unaudited)
                                                           2002             2001            2002            2001
                                                           ----             ----            ----            ----

REVENUES, net                                             $   792,092      $  450,055    $  2,156,701     $ 1,132,342
COST OF GOODS SOLD                                            431,383         245,068       1,284,503         607,585
                                                          -----------      -----------    ------------     ----------
     Gross profit                                             360,709         204,987         872,198         524,757
                                                          -----------      -----------    ------------     ----------
OPERATING EXPENSES:
     General and administrative                               901,681         314,127       2,388,853         888,355
     Executive services contributed by management                  --          62,500              --         187,500
     Depreciation and amortization                             24,780           5,936          57,817          14,649
                                                          -----------      -----------    ------------     ----------
         Total operating expenses                             926,461         382,563       2,446,670       1,090,504
                                                          -----------      -----------    ------------     ----------
         Loss from operations                                (565,752)       (177,576)     (1,574,472)       (565,747)
OTHER INCOME (EXPENSE), net:
Interest income                                                15,250             281          51,374           1,300
Interest expense                                                 (144)         (1,519)         (1,312)         (4,547)
                                                          -----------      -----------    ------------     ----------
         Total other income (expense), net                     15,106          (1,238)         50,062          (3,247)
                                                          -----------      -----------    ------------     ----------
         Net loss                                         $  (550,646)     $ (178,814)   $ (1,524,410)     $ (568,994)
                                                          ===========      ===========   =============     ==========
BASIC AND DILUTED LOSS PER SHARE                          $     (0.02)     $    (0.01)   $      (0.07)     $    (0.04)
                                                          ===========      ===========   =============     ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
     basic and diluted                                     22,180,270      16,080,270      21,220,270      16,001,179
                                                          ===========      ===========   =============     ==========


  The accompanying notes are an integral part of these consolidated statements.



                      UNITED ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)


                                                                    Additional
                                         Common Stock                Paid-In          Accumulated
                                     Shares          Amount          Capital            Deficit            Total
                                     ------          ------          -------            -------            -----

BALANCE, March 31, 2002               16,180,270     $161,802        $5,117,952       $(5,144,994)       $   134,760
Common stock issued for
     private placement                 6,000,000       60,000         5,940,000                --          6,000,000
Private placement costs                       --           --          (484,200)               --           (484,200)
Net loss                                      --           --                --        (1,524,410)        (1,524,410)
                                      -----------    ---------      -----------       ------------       -----------
BALANCE, December 31, 2002            22,180,270     $221,802       $10,573,752       $(6,669,404)       $ 4,126,150
                                      ===========    =========      ===========       ============       ===========


   The accompanying notes are an integral part of this consolidated statement.



                      UNITED ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001

                                                                                                    For the Nine Months
                                                                                                     Ended December 31,
                                                                                                ----------------------------
                                                                                                     2002           2001
                                                                                                ----------------------------
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                    $  (1,524,410)   $  (568,994)
     Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                                                 57,817         14,649
          Executive services contributed by management                                                      --        187,500
     Changes in operating assets and liabilities-
          (Increase) decrease in accounts receivable, net                                             (681,547)       549,273
          Decrease (increase) in inventory, net                                                         91,015        (51,782)
          Decrease (increase) in prepaid expenses                                                        3,952         (7,234)
          (Increase) decrease in other assets                                                           (1,041)           200
          Increase in related party payable                                                            102,654         43,132
          Decrease in accounts payable and accrued expenses                                           (193,904)      (211,309)
              Net cash used in operating activities                                                 (2,145,464)       (44,565)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for patents                                                                              (84,987)       (13,408)
     Payments for loans receivable                                                                    (119,255)            --
     Payments for acquisition of property and equipment                                               (317,542)            --
          Net cash used in investing activities                                                       (521,784)       (13,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of) line of credit                                                       (150,000)       125,000
     Payments of private placement costs                                                              (484,200)            --
     Proceeds from issuance of common stock                                                          6,000,000             --
          Net cash provided by financing activities                                                  5,365,800        125,000
          Net increase in cash and cash equivalents                                                  2,698,552         67,027
CASH AND CASH EQUIVALENTS, beginning of period                                                         198,412         96,695
CASH AND CASH EQUIVALENTS, end of period                                                         $   2,896,964    $   163,722
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash activities during the period
     Cash paid during the period
          Interest                                                                               $       1,926    $     4,512
          Income taxes                                                                           $         800    $       720


  The accompanying notes are an integral part of these consolidated statements.


                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2002 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2002 and 2001 (unaudited) and cash flows for the nine months ended December 31, 2002 and 2001(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and nine months ended December 31, 2002 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2003.

     The consolidated balance sheet as of March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     Certain reclassifications have been made to the results of operations for the three months and nine months December 31, 2001 to conform to the current year presentation.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended.

2.   STOCK OPTION PLAN

     In August 2001, the Company's stockholders approved the 2001 Equity Incentive Plan (the "2001 Plan"), which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 2001 Plan, these options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the dates of the grant to up to 5 years.

     An amendment and restatement of the 2001 Plan increasing the total number of shares available under the 2001 Plan to 4,000,000 was approved by the Board of Directors on May 29, 2002 and by the Company's stockholders at the annual meeting on November 6, 2002.

     Under the 2001 Plan, as amended, options are granted to non-employee directors upon their election at the annual meeting of stockholders. The options are granted at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

     There were 2,307,500 options available for future grant at December 31, 2002. During the period ended December 31, 2002, the Company has issued warrants to acquire 3,750,000 shares of common stock in connection with a private placement (see note 7). Additionally, during the period ended December 31, 2002 the Company has granted 1,692,500 options to employees and vendors outside the 2001 Plan, with exercise prices ranging from $0.70 to $2.05 and with vesting periods ranging from up to four years or when the Company reaches specific financial milestones.

3.   EXCLUSIVE DISTRIBUTION AGREEMENT

     On September 22, 2000, the Company and Alameda Company ("Alameda") entered into an exclusive distribution agreement (the "Alameda Agreement"), whereby Alameda will purchase from the Company various products from the graphics arts division (meeting certain minimum purchase requirements and at guaranteed fixed prices as defined in the Alameda Agreement) through December 31, 2002, and distribute these products exclusively throughout the USA, Canada, Puerto Rico, Mexico, Central America, South America and the Caribbean. Due to a severe decline of publishing industry advertising pages, Alameda was unable to meet the 2001 quota and the exclusivity portion of the agreement has been terminated. Alameda will continue to market UNIPROOF(TM) on a non-exclusive basis.

4.   CREDIT LINE AGREEMENT

     At March 31, 2002 the Company had $150,000 outstanding under a $1.0 million revolving line of credit from Fleet Bank N.A. Borrowings under the line accrued interest at a variable rate equal to 2% above the bank's prime rate. Amounts outstanding under the line of credit were subject to repayment on demand at any time and for any reason and were secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment and a pledge of 750,000 shares of the Company's common stock, which had been placed in escrow. The line was also secured by the personal guarantee of a shareholder of the Company. In May 2002, the Company repaid the remaining balance of the line of credit and the line of credit was terminated. The 750,000 shares of collateral have been returned to the Company.

5.   SEGMENT INFORMATION

     Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months and nine months ended December 31, 2002 and 2001:

     The Company's total revenues, net income (loss) and identifiable assets by segment as of December 31, 2002 and for the three month period ended December 31, 2002, are as follows:



                                                                           Specialty
                                                         Graphic Arts      Chemicals      Corporate         Total
                                                         ------------      ---------      ---------         -----

Revenues                                                $  709,237        $   82,855    $       --      $  792,092
                                                        ==========        ==========    ==========      ===========
Gross profit                                            $  316,048        $   44,661    $       --      $  360,709
General and administrative                                  42,196           430,973       428,512         901,681
Depreciation and amortization                                   --            21,385         3,395          24,780
Interest income, net                                           144                --       (15,250)        (15,106)
                                                        ----------         ---------    ----------      ----------
     Net income (loss)                                  $  273,708        $ (407,697)   $ (416,657)     $ (550,646)
                                                        ==========        ==========    ==========      ===========
Cash                                                    $       --                --    $2,896,964      $2,896,964
Accounts receivable, net                                   833,113            66,538            --         899,651
Inventory                                                   41,333           155,509            --         196,842
Loans receivable                                                --           108,447        10,808         119,255
Prepaid Expenses                                                --            80,884        32,291         113,175
Fixed assets, net                                               --           236,223        50,484         286,707
Goodwill, net                                                   --            68,819            --          68,819
Patent, net                                                     --           203,796            --         203,796
Other assets                                                    --                --         2,903           2,903
                                                        ----------         ---------     ---------      ----------
     Total assets                                       $  874,446        $  920,216    $2,993,450      $4,788,112
                                                        ==========        ==========    ==========      ==========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The Company's total revenues and net income (loss) by segment for the nine month period ended December 31, 2002, are as follows:


                                                                           Specialty
                                                         Graphic Arts      Chemicals      Corporate         Total
                                                         ------------      ---------      ---------         -----

Revenues                                                $1,699,159       $   457,542    $       --    $  2,156,701
                                                        ==========        ==========    ==========      ==========
Gross profit                                            $  647,469       $   224,729    $       --    $    872,198
General and administrative                                 138,279         1,238,563     1,012,011       2,388,853
Depreciation and amortization                                   --            49,619         8,198          57,817
Interest expense (income), net                               1,312                --       (51,374)        (50,062)
                                                        ----------         ---------     ---------      ----------
     Net income (loss)                                  $  507,878       $(1,063,453)   $ (968,835)   $ (1,524,410)
                                                        ==========        ==========    ==========      ==========


     The Company's total revenues and net loss by segment for the three month period ended December 31, 2001, are as follows:



                                                                           Specialty
                                                         Graphic Arts      Chemicals      Corporate         Total
                                                         ------------      ---------      ---------         -----

Revenues                                                $  396,311        $   53,744    $       --      $  450,055
                                                        ==========        ==========    ==========      ==========
Gross profit                                            $  182,543        $   22,444    $       --      $  204,987
General and administrative                                  59,329            58,366       196,432         314,127
Executive services                                                                          62,500          62,500
Depreciation and amortization                                   --             2,882          3054           5,936
Interest expense (income), net                               1,519                --          (281)          1,238
                                                        ----------         ---------     ---------      ----------
     Net loss                                           $  121,695        $  (38,804)   $ (261,705)     $ (178,814)
                                                        ==========        ==========    ==========      ==========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (REVISED)--(Continued)


     The Company's total revenues and net income (loss) by segment for the nine month period ended December 31, 2001, are as follows:



                                                                           Specialty
                                                         Graphic Arts      Chemicals      Corporate         Total
                                                         ------------      ---------      ---------         -----

Revenues                                               $   915,833       $   216,509    $       --      $1,132,342
                                                        ==========        ==========    ==========      ===========
Gross profit                                           $   397,499       $   127,258    $       --      $  524,757
General and administrative                                 153,078           222,977       512,300         888,355
Executive services contributed by management                    --                --       187,500         187,500
Depreciation and amortization                                   --            11,433         3,216          14,649
Interest expense (income), net                               4,547                --        (1,300)          3,247
                                                        ----------         ---------     ---------      ----------
     Net income (loss)                                 $   239,874       $  (107,152)   $ (701,716)      $(568,994)
                                                        ==========        ==========    ==========      ===========


6.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. Effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, which had no material effect on its results of operations and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. Effective April 1, 2002 the Company has adopted of SFAS 144, which had no material effect on our consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation". Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. SFAS 148:

     - requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note for entities that use the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees," to account for employee stock compensation for any period presented, their accounting policies note should include a tabular presentation of pro forma net income and earnings per share using the fair value method.

     - permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods - the prospective method, the modified prospective method, or the retroactive restatement method. The prospective transition method, however, will not be available for entities that initially apply the fair value method in fiscal years beginning after December 15, 2003.

     - requires interim-period pro forma disclosures if stock-based compensation is accounting for under the intrinsic value method in any period presented. The Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

7.   PRIVATE PLACEMENT AND OTHER FINANCING

     On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 shares of the Company's common stock at an exercise price of $2 per share exercisable for a five-year period. The Company incurred $484,200 in issuance expenses in connection with the financing of which $132,197 was payable to a related party. In addition, the Company issued 750,000 additional warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.60 per share with a five-year term to a placement agent. Such warrants are not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of warrants to acquire 500,000 shares of common stock issuable in connection with the private placement.

     The Company intends to use the proceeds of the offering for office equipment, leasehold improvements, working capital and to finance the marketing of its products.

8.   NEW MANAGEMENT TEAM

     In conjunction with the completion of the new private financing transaction, the Company began the process of identifying and making employment offers to a new management team to focus on the sales and marketing of KH-30 (TM) and other products. Four of the new members of the management team accepted employment beginning in May 2002. Each of these executives has employment agreements with terms from one to three years. These agreements provide, among other things, for annual base salaries and bonuses totaling $728,000, $635,000, $324,000 and $28,000 in fiscal 2003, 2004, 2005 and 2006.

     In the 4th quarter of fiscal year 2002, Senior Executives started to be compensated by salary and options and therefore the accrual of contributed services were discontinued.

     On December 31, 2002 Andrew Lundquist voluntarily terminated his employment agreement and resigned as the President of the Energy Division of the Company. Mr. Lundquist remains on the Board of Directors.

9.   RELATED PARTY TRANSACTIONS

     Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays $92,640 per year under the lease. The lease recently expired, and the Company is occupying the space on a month to month basis until renegotiation of the lease, on similar terms, is completed.

10.   COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company, in its normal course of business, is subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

     On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. Simmons v. United Energy Corp. Larry Simmons, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company. Another individual, Stephen Hurst, whose injuries were not as serious, together with his wife, has also commenced a suit against the Company captioned, Hurst v. United Energy Corp. The Company anticipates that additional suits may be brought by other individuals who suffered less serious injuries in the accident. The Company at this time cannot quantify or estimate the impact of this litigation on the Company's operations as of December 31, 2003.

     The U.S. Occupational Health & Safety Administration ("OSHA") has commenced an investigation into the accident. As it relates to the Company, OSHA is investigating whether the Company's machine, process or equipment contributed to the incident and whether the Company's procedures and record keeping were in accordance with the requirements of OSHA.

11.  SUBSEQUENT EVENTS

     None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     United Energy considers its primary focus to be the development, manufacture and sale of environmentally friendly specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(TM) multifunctional dispersant used as an oil and gas well, pipeline, and storage tank cleaner.

     KH-30(TM) is an environmentally friendly, non-petroleum based product that is biodegradable. When applied in accordance with United Energy's recommended procedures KH-30(TM) has resulted in substantial production increases of between two and five times in paraffin and asphaltene-affected oil and gas wells. In addition, KH-30(TM) has proven effective as a "downstream application" which result in cleaner flow lines and holding tanks. KH-30(TM) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. This product has yet to achieve any significant market penetration, however, the Company has recently received significant sample orders from operations in several countries throughout the world and many states throughout the USA.

     On October 9, 2002, the Company announced the filing of a comprehensive patent for its new S2 System. The S2 System employs new technology to maintain the flow of oil and gas throughout all phases of the production, transportation, refinery and storage process in the oil and gas industry. The S2 System is a light-weight, compact, mobile device, which can economically generate high volumes of steam at controllable pressures and temperatures using non-petroleum based fuel. In conjunction with the injection of KH-30 (TM), the S2 System will be used to melt paraffin and asphaltene deposits, and to inhibit the formation of new blockages, maintaining peak performance of equipment for an extended time period.

     One of United Energy's graphic arts products is a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired DuPont patent. However, the exact formulation utilized by the Company has not been able to be duplicated by others and is protected by the Company as a trade secret. The product is marketed under the trade name UNIPROOF(TM). Most recently UNIPROOF(TM) has been made in a thinner configuration so it can now be used by book publishers as well as other printers.

     The Company's business plan is to use UNIPROOF(TM) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(TM) and, to a lesser extent, the other specialty chemical products developed by the Company. The company has an arrangement with the Alameda Company of Anaheim, California to distribute UNIPROOF(TM) proofing paper on a non-exclusive basis. The Company seeks additional vendors to which we will sell the UNIPROOF(TM) product.

     FR-15 is an environmentally friendly fire-retardant agent developed by United Energy Corp. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. The FR-15 mixture resists re-ignition once a fire has been extinguished. The FR-15 product has been fully developed and tested by several municipal fire departments. FR-15 is awaiting testing by Underwriters Laboratories. We anticipate that sales of FR-15 will commence in the next few months.

     Slick Barrier is an underwater protective coating formerly named "Bye Bye Barnacles." Slick Barrier is an environmentally friendly and biodegradable product with characteristics that the Company believes to be particularly appealing in both fresh and saltwater environments to resist barnacles and algae growth on boat hulls. During fiscal year 2002 the Company reformulated the product with improved coating and durability characteristics and to comply with EPA regulations. The product is currently undergoing testing. A patent application on this product is in process. We are applying for trademark protection both nationally and internationally for our "Slick Barrier" product. We are continuing our testing of the products and we have begun discussions with leading foreign distributors of marine products.

     Subsequent to the issuance of its March 31, 2001 financial statements, the Company revised its financial statements to reflect the value of contributed executive services and for other adjustments.

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Revenues. Revenues for the quarter ended December 31, 2002 were $792,092, a $342,037, or 76% increase from revenues of $450,055 in the comparable quarter of 2001. The increase in revenues was primarily due to increased sales of UNIPROOF(TM) proofing paper. UNIPROOF(TM) sales tend to be seasonal with larger request for the product in the 3rd and 1st quarters of our fiscal year. Specialty Chemicals, which includes sales of our KH-30(TM) products and Green Globe/Qualchem military sales, increased to $82,855 or 54% compared to $53,744 in the comparable quarter in the previous year. The increase was substantially due to increased sales of KH-30(TM) while sales of Green Globe/Qualchem military sales declined due to a continued lower level of government orders.

     Cost of Goods Sold. Cost of goods sold increased 76% to $431,383 or 54% of sales, for the three months ended December 31, 2002 from $245,068 or 54% of sales, for the three months ended December 31, 2001. The increase in cost of goods sold was primarily due to the higher sales levels and margins on UNIPROOF(TM) paper sales compared to the prior year.

     Gross Profit. Gross profit for the three months ended December 31, 2002 was 46% or $360,709 a $155,722 or 76% increase from 46% or $204,987 in the corresponding period of fiscal 2001. The increase in gross margin reflects the higher level on UNIPROOF(TM) paper and KH-30(TM) sales and the lower level of Green Globe/Qualchem military sales.

Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased $587,554 or 187% to $901,681, or 114% of revenues for the three months ended December 31, 2002 from $314,127, or 70% of revenues for the three months ended December 31, 2001. The increase in general and administrative expenses is primarily related to the salaries and benefits of the new staff added beginning in May 2002, non-recurring marketing expenses related to developing promotional brochures, logos and product branding, design and implementation costs of a new company web site, certain legal and accounting services and KH-30(TM) customer trials on wells and storage tanks, and increased level of travel related to meetings with potential customers.

     Executive Services Contributed by Management. During the quarter ended December 31, 2001 Senior Executives of the Company contributed $62,500 of services, which were recorded as an expense. In the 4th Quarter of fiscal year 2002, Senior Executives started to be compensated by salary and options and therefore the accrual of contributed services was discontinued.

     Depreciation and Amortization. Depreciation and Amortization increased to $24,780 from $5,936 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S(2) System equipment, and capitalized legal costs related to patent filings for our S(2) System and KH-30(TM) products.

     Interest Expense, Net of Interest Income. The Company had net interest income of $15,106 for the three months ended December 31, 2002 compared with net interest expense of $1,238 in the corresponding period in 2001. The increase was due primarily to the investment earnings on the remaining funds raised from the private placement on May 14, 2002.

     Net Loss. The three months ended December 31, 2002 resulted in a net loss of $(550,646) or $(0.02) per share as compared to a net loss of $(178,814) or $(0.01) per share for the three months ended December 31, 2001. The increase in the loss in the quarter ended December 31, 2002 is the result of higher level of general and administrative expenses offset by higher sales level. The average number of shares used in calculating earnings per share increased to 22,180,270 shares from 16,080,270 primarily as a result of 6,000,000 shares issued in the private placement on May 14, 2002.

                              RESULTS OF OPERATIONS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Revenues. Revenues for the nine month period ended December 31, 2002 were $2,156,701, a $1,024,359, or 90% increase from revenues of $1,132,342 in the comparable nine month period ended December 31, 2001. The increase in revenues was primarily due to a $709,237 or 86% increase in sales of UNIPROOF(TM) proofing paper to $1,699,159 compared with $915,833 for the nine month period ended December 31, 2001. For the nine month period ended December 31, 2002 Specialty Chemical sales, which includes sales of our KH-30(TM) products and Green Globe/Qualchem military sales increased 111% to $457,542 from $216,509 in the prior nine month period ended December 31, 2001 reflecting a higher level of orders of both product families.

     Cost of Goods Sold. Cost of goods sold increased 111% to $1,284,503 or 60% of sales, for the nine month period ended December 31, 2002 from $607,585 or 54% of sales, for the nine month period ended December 31, 2001. The increase in cost of goods sold was primarily due to the higher volume and margins on UNIPROOF(TM) paper sales, the change in the mix of products sold, and the costs of providing KH-30(TM) samples to prospective customers, compared to the prior year.

     Gross Profit. Gross profit for the nine month period ended December 31, 2002 was 40% or $872,198, a $347,441 or 66% increase from a 46% margin or
$524,757 in the corresponding period of fiscal 2001. The increase in gross margin and decrease in the gross margin percent reflects the higher level on UNIPROOF(TM) paper sales, the higher volume but average lower margin level of Green Globe/Qualchem military and KH-30(TM) sales and the cost of providing promotional samples of KH-30(TM) to prospective customers.

Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased 169% to $2,388,853, or 111% of revenues for the nine month period ended December 31, 2002 from $888,355, or 78% of revenues for the nine month period ended December 31, 2001. The increase in general and administrative expenses is primarily related to the salaries and benefits of the new staff added beginning in May 2002, non-recurring marketing expenses related to developing promotional brochures, logos and product branding, design and implementation costs of a new company web site, certain legal and accounting services, and increased level of travel related to meeting with potential customers, S2 System and KH-30(TM) customer trials on wells and storage tanks.

     Executive Services Contributed by Management. During the nine month period ended December 31, 2001 Senior Executives of the Company contributed $187,500 of services which were recorded as an expense. In the 4th

Quarter of fiscal year 2002, Senior Executives started to be compensated by salary and options and therefore the accrual of contributed services was discontinued.

     Depreciation and Amortization. Depreciation and Amortization increased to $57,817 from $14,649 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S2 System equipment, and capitalized legal costs related to patent filings for our S2 System and KH-30(TM) products.

     Interest Expense, Net of Interest Income. The Company had net interest income of $50,062 for the nine month period ended December 31, 2002 compared with net interest expense of $3,247 in the corresponding period in 2001. The increase was due primarily to the investment earnings on the remaining funds raised from the private placement on May 14, 2002 and the repayment and termination of the line of credit in May 2002.

     Net Loss. The nine month period ended December 31, 2002 resulted in a net loss of $(1,524,410) or $(0.07) per share as compared to a net loss of $(568,994) or $(0.04) per share for the comparable period ended December 31, 2001. The increase in the loss in the quarter ended December 31, 2002 is the result of higher level of general and administrative expenses offset by higher sales levels. The average number of shares used in calculating earnings per share increased to 20,220,270 shares from 16,001,179 primarily as a result of 6,000,000 shares issued in the private placement on May 14, 2002.

Liquidity and Capital Resources.

     As of December 31, 2002 the Company had $2,896,964 in cash and cash equivalents, accounts receivable of $899,651, inventory of $196,842, loans receivable of $9,382 and prepaid expenses of $113,175 for a total of $4,116,014 of current assets. As of March 31, 2002, the Company had $198,412 in cash, accounts receivable of $218,104, inventories of $287,857 and prepaid expenses of $117,127 for a total of $821,500 of current assets. The increase in current assets was primarily from the net proceeds from the private placement completed in May 2002.

     Accounts receivable increased to $899,651 at December 31, 2002 from $218,104 at March 31, 2002 reflecting increased sales and extended payment terms to new customers as incentives. The allowance for doubtful accounts was increased to $34,157 at December 31, 2002 from $4,795 at March 31, 2002 reflecting the risk of collection on certain accounts.

     Inventories at December 31, 2002 were $196,842 compared with $287,857 at March 31, 2002, a decrease of $91,015. The slightly lower inventory levels are indicative of faster production cycles reflecting lower levels of finished UNIPROOF(TM) paper awaiting delivery to customers and production of finished KH-30(TM) to meet customer orders. In most cases
UNIPROOF(TM) and Green Globe/Qualchem products are shipped as soon as produced.

     Property and Equipment increased to $286,707 from $16,883, reflecting $317,542 in acquisitions for laboratory analytical equipment, manufacture of several S2 System units for customer demonstration and production trials, computer and network equipment for internal infrastructure and leasehold improvements to house new staff.

     Patents increased to $203,796 at December 31, 2002 from $128,908 at March 31, 2002 reflecting expenditures of $84,987 consisting of legal expenses in support of patent applications for our KH-30(TM) and S2 System products.

     Current Liabilities decreased by $241,250 to $661,962 at December 31, 2002 from $903,212 at March 31, 2002. During this period the Company used part of the proceeds of the private placement to pay down its credit line and overdue balances in accounts payable. Additionally, the Company accrued certain legal and other expenses primarily associated with the private placement and owed to related parties in the amount of $244,141 as of December 31, 2002 as compared with $141,487 at March 31, 2002.

     Net Cash Used in Operating Activities. Net cash used in operating activities increased to $2,145,464 in the nine months ended December 31, 2002 compared $44,565 for the nine month period ended December 31, 2001. The increase in net cash used in operations resulted primarily from an increase in the operating loss to $1,524,410 for the nine month ended December 31, 2002 compared with $568,994 for the comparable period in 2001 and a use of cash resulting from an increase in accounts receivables due to additional sales and extended payment terms of $681,547 during the nine month period ended December 31 2002 compared with a source of cash of $549,273 in the comparable period in the prior year.

     Cash Flows from Investing Activities. The Company expended $317,542 for non-recurring capital expenditures primarily for laboratory analytical equipment, manufacture of several S2 System units for customer demonstration and production trials, computer and network equipment for internal infrastructure and leasehold improvements to house new staff. Additionally, the Company incurred $84,987 for the cost of patent applications and $119,255 of loans extended to employees during the nine months ended December 31, 2002. The Company has no material commitments for future capital expenditures.

     Cash Provided by Financing Activities. Net cash provided by financing activities increased to $5,365,800 during the nine month period ended December 31, 2002 reflecting the net proceeds from the Private Placement offset by the repayment of the $150,000 balance of the line of credit in May, 2002 compared with $125,000 proceeds from a draw down against the line of credit during the comparable period ended December 31, 2001.

     At March 31, 2002, the Company had $150,000 outstanding under a $1.0 million revolving line of credit from Fleet Bank, N.A. Borrowings under the line accrued interest at a rate equal to 2% above the bank's prime rate. Amounts outstanding under the line of credit were subject to repayment on demand at any time and for any reason and were secured by accounts receivable, inventory, furniture and fixtures, machinery and equipment, and a pledge of 750,000 shares of the Company's common stock which had been placed in escrow. The line was also secured by the personal guarantee of a shareholder of the Company. In May 2002, the Company repaid the remaining balance of the line of credit and the line of credit was terminated. The 750,000 shares of collateral have been returned to the Company.

     Although the Company had significant cash outflows during the quarter, much of these expenditures are non-recurring and were required to increase its sales and marketing efforts. United Energy believes that its existing cash will be sufficient to enable it to meet its future working capital needs for at least the next eighteen months, at its current operating levels. The Company is focusing its efforts on improving the existing products, completing testing on products, protecting the intellectual property of the Company through perfecting certain patents and trademarks, and extensively marketing the existing products. During May and June 2002, the Company has hired and contracted several new executives and employees with extensive experience in marketing and sales with the objective of boosting sales of the Company's KH-30(TM), UNIPROOF(TM) and Qualchem products.

Concentration of Risk

     The Company sells its UNIPROOF(TM) proofing paper to two customers. One of those customers constitutes 91% of Graphic Arts sales and 82% of total customer sales for the three month period ended December 31, 2002. For the nine month period ended Deember 31, 2002, this customer constituted 78% of Graphic Arts sales and 61% of total company sales. Although our relationship with this customer continues to be excellent, loss of this customer would have adverse financial consequences to the Company.

Contingencies

     On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. Simmons v. United Energy Corp. Larry Simmons, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company. Another individual, Stephen Hurst, whose injuries were not as serious, together with his wife, has also commenced a suit against the Company captioned, Hurst v. United Energy Corp. The Company anticipates that additional suits may be brought by other individuals who suffered less serious injuries in the accident. The Company at this time cannot quantify or estimate the impact of this litigation on the Company's operations as of December 31, 2003.

     The U.S. Occupational Health & Safety Administration ("OSHA") has commenced an investigation into the accident. As it relates to the Company, OSHA is investigating whether the Company's machine, process or equipment contributed to the incident and whether the Company's procedures and record keeping were in accordance with the requirements of OSHA.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     United Energy does not expect its operating results, cash flows, or credit available to be affected to any significant degree by a sudden change in market interest rates. Furthermore, the Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.

Item 4.  Controls and Procedures

     The Company's CEO and CFO evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, and have concluded that as of the Evaluation Date, the disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them.

     There were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect the disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. Simmons v. United Energy Corp. Larry Simmons, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company. Another individual, Stephen Hurst, whose injuries were not as serious, together with his wife, has also commenced a suit against the Company captioned, Hurst v. United Energy Corp. The Company anticipates that additional suits may be brought by other individuals who suffered less serious injuries in the accident. The Company at this time cannot quantify or estimate the impact of this litigation on the Company's operations as of December 31, 2003.

     The U.S. Occupational Health & Safety Administration has commenced an investigation into the accident. As it relates to the Company, OSHA is investigating whether the Company's machine, process or equipment contributed to the incident and whether the Company's procedures and record keeping were in accordance with the requirements of OSHA.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 6, 2002, the Company held its annual meeting of stockholders to vote on the election of directors and on an amendment to the Company's 2001 Equity Incentive Plan. Of the 22,180,270 shares of the Company's common stock, par value $.01 per share, entitled to vote at the meeting, holders of 17,766,893 shares were present in person or were represented by proxy at the meeting.

The directors elected at the meeting and the results of the voting were as follows:

General nominees:                For                Withheld
Robert Deak                17,742,593                24,300
Andrew Lundquist           17,720,593                46,300
Andrea Pampanini           17,733,593                33,300
Martin Rappaport           17,719,393                47,500
Ronald Wilen               17,720,325                46,568
Rodney Woods               17,720,325                46,568

The shares voted to approve the Board of Directors' proposal to increase the number of authorized shares of the Company's 2001 Equity Incentive Plan from 2,000,000 to 4,000,000 were as follows:

For                     10,429,757
Against                    134,683
Abstain                      6,032
Broker non-votes         8,877,780

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  99.1 Written Statement of the Chief Executive Officer Pursuant
                       to 18 U.S.C. Section 1350 Sec. 906

                  99.2 Written Statement of the Chief Financial Officer Pursuant
                       to 18 U.S.C. Section 1350 Sec. 906

         (b)      Reports on Form 8-K.  None.

                               United Energy Corp.
                                    FORM 10-Q
                                December 31, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       UNITED ENERGY CORP.

       Dated:     February 13, 2002

       By:    /s/ Sanford M. Kimmel
              ---------------------------------
                  Sanford M. Kimmel,
                  Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of United Energy Corp. for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Ronald Wilen, Chairman and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-Q of United Energy Corp.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   February 13, 2002              By: /s/ Ronald Wilen
                                           ----------------------------------
                                           Ronald Wilen
                                           Chairman and Chief Executive Officer

This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of United Energy Corp., for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Sanford M. Kimmel, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-Q of United Energy Corp.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   February 13, 2002              By: /s/ Sanford M. Kimmel
                                            ---------------------------------
                                            Sanford M. Kimmel
                                            Chief Financial Officer

     This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.