Form 10-K
period 2003-03-31
UNITED ENERGY CORP /NV/
filed 2003-06-30
CIK 1116734

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2003

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

                           600 Meadowlands Parkway #20
                              Secaucus, N.J. 07094
                              --------------------
              (Address of Principal Executive Offices and Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's common stock held by nonaffiliates on June 26, 2003 (based on the average of the bid and asked prices of the Common Stock on the OTC Bulletin Board on such date) was $30,343,200.

As of June 26, 2003 there were 22,180,270 shares of the registrant's common stock outstanding.

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

General
------------

United Energy Corp. (the "Company" or "United Energy") develops and distributes a diverse group of environmentally friendly specialty chemical products having various applications in several industries and markets. The Company's current list of products includes:

     o KH-30(R)paraffin dispersant for the oil industry and related products KH-30S(R)and KX-91(R);

     o   UNIPROOF(R)specialty coated proofing paper for the printing industry;

     o FR-15 fire retardants for the potential use in a multitude of industries; and

     o "Slick Barrier" underwater protective coatings for use in marine applications.

The Company, through its wholly owned subsidiary Green Globe Industries, Inc. ("Green Globe") provides the United States Military with a variety of environmentally friendly, non-hazardous, biodegradable solvents and cleaners under our trade name "Qualchem." Green Globe is a qualified supplier for the United States Military and has sales contracts currently in place.

The Company has developed and patented a system referred to as the "S2 System," to work with our environmentally-friendly family of paraffin dispersants. This patented technology produces high volumes of steam and heat at variable pressures and temperatures to completely dissolve most deposits of paraffin and asphaltene within certain oil wells, pipelines or storage tanks. The S2 System apparatus is portable, compact, and easy to use. The Company is further developing the process for use to enhance and support sales of KH-30(R) and its related product family for the oil industry and for other potential applications.

United Energy provides specialty chemical and graphic arts products to its customers with revenues for the fiscal year ended March 31, 2003 of $2,232,626. As of March 31, 2003, the Company employed nine persons and uses the services of five other individuals under consulting or product/production cooperation arrangements.

Our principal executive offices are located at 600 Meadowlands Parkway #20, Secaucus, New Jersey 07094 and the telephone number at that location is (800) 327-3456. The Company maintains a sales office at 303 W. Wall, Suite 2300, Midland, Texas 79701. The phone number at that location is (432) 683-6502. Our website address is www.unitedenergycorp.net. Information contained on our website is not incorporated by reference into this document and should not be considered a part of this document.

Background
----------

The Company was originally incorporated in Nevada in 1971 as Aztec Silver Mining Co. The Company engaged in the manufacturing and distribution of printing equipment from 1995 through 1998. During that period, the Company began to develop specialty chemical products for use in the printing industry. In March 1998, the Company discontinued its printing equipment operations and changed our business focus to the development of specialty chemical products.

Current Business Operations and Principal Products
---------------------------------------------------

                           KH-30(R), KH-30S and KX-91

KH-30(R) is a mixture of modified oils, dispersants and oil-based surfactants designed to control paraffin and asphaltene deposits in oil wells. When applied in accordance with United Energy's recommended procedures, KH-30(R) has resulted in substantial production increases of between two and five times in paraffin-affected oil and gas wells by allowing for a faster penetration of paraffin and asphaltene deposits. KH-30(R) disperses and suspends paraffin and asphaltene in a free-flowing state and prevents solids from sticking to each other or to oil well equipment. KH-30(R) is patented in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and "OAPI" (the Africa Intellectual Property Organization, which includes the countries of:
Burkina-Faso, Benin, Central African Republic, Congo, Cote d'Ivoire, Cameroon, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, Niger, Senegal, Chad and Togo). The Company has 12 additional country patent applications pending in most of the major oil-producing countries around the world (including the European Union and Canada).

Although United Energy believes that the application of KH-30(R) on a continuous basis will result in higher production and lower lease operating costs in oil wells, the introduction of KH-30(R) into the oil and gas producing industry has been difficult. Many entrenched players such as the "hot oilers" and the major oil service companies who benefit from high mark-ups on their proprietary products have no incentive to promote the use of KH-30(R). Moreover, oil production engineers are reluctant to risk damage to a well from a product that does not have the endorsement and backing of a major enterprise. Consequently, the pace of introduction of KH-30(R) has been much slower than the Company initially anticipated. We believe that this situation has begun to change as a result of our marketing efforts with several oil service and well owners beginning to use our products after successful trials.

To increase sales of our KH-30(R) product we are currently expanding our marketing efforts by producing a marketing brochure and supplemental sales material. The Company has also developed two products KH-30S(R) and KX-91, as extensions of the original KH-30(R). The Company expects to continue develop additional applications for the KH-30(R) product.

KX-91 is a patent-pending chemical blend specifically developed for the rapid removal of paraffin and asphaltene deposits from oil wells. It has been effective for the removal of heavy deposits due to its wetting ability, dispersability and solvency. KX-91 works to rapidly dissolve deposits at low concentrations with limited contact time and can perform in extreme (-40oF to 230oF) temperature ranges. It also has low emulsifying tendencies with brine water. In laboratory tests, KX-91 has been effective at low concentrations to enhance the flow of very heavy crude oil (low API gravity).

KH-30S is a proprietary chemical composition, specifically developed as a drag reducer to reduce flow impairment caused by paraffin and asphaltene depositions and high viscosity crude oil. KH-30-S lowers the viscosity of very heavy crude oil (low API gravity) with flow enhancement in pipelines and oil wells at low concentrations. It provides an inhibitive thin barrier film on various metal surfaces, and exhibits good compatibility with most commonly used materials of construction.

                                   UNIPROOF(R)

United Energy has developed a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired patent of E.I. duPont de Neumours and Co. ("duPont"). However, the exact formulation utilized by the Company, to the best of the Company's knowledge, has not been able to be duplicated by others and is protected by the Company as a trade secret.

The Company introduced its proofing paper product in June of 1999. Sales of UNIPROOF(R) proofing paper totaled $2,921,345 for the fiscal year ended March 31, 2001, $1,033,574 in the fiscal year ended March 31, 2002 and $1,692,735 in the fiscal year ended March 31, 2003.

                                      FR-15

United Energy's chemists have also developed an environmentally friendly fire-retardant agent named FR-15. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. FR-15 mixture also resists re-ignition once a fire has been extinguished. This product can also be used to reduce odors, such as those from decomposing garbage, and for soil remediation following petroleum-based contamination. Our FR-15 product has been developed and successfully tested by several municipal fire departments. Underwriters Laboratories ("UL") did not have an approved test for FR-15 as a dispersant. A reformulation of FR-15 was developed to pass the UL fire extinguisher test. The reformulated product is being resubmitted for testing and certification by UL. The Company anticipates that testing will be completed by the December 2003. We expect that sales of FR-15 will commence when the product receives UL certification.

                                 "Slick Barrier"

Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is another in the Company's line of environmental products in that it is environmentally friendly and biodegradable, which the Company believes to be particularly appealing in fresh water marine applications. The product is being tested on pleasure boats throughout the United States and Europe. We expect to begin sales of the product by the fall of 2003. A patent application on this product is in process. We are applying for trademark protection both nationally and internationally for our "Slick Barrier" product.

                           GreenGlobe Industries, Inc.

In November 1998, United Energy acquired all of the outstanding shares of Green Globe in exchange for 30,000 shares of United Energy common stock. Green Globe is operated as a separate subsidiary of United Energy and sells its products under the tradename Qualchem(TM). The acquisition of Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Of particular note in the Green Globe line was the development of dual package cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The wipes were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

Manufacture and Sale of the Company's Products
----------------------------------------------

All of the raw materials necessary for the manufacture of the Company's products are generally available from multiple sources, although the Company has negotiated favorable arrangements with its current suppliers and would have to repeat the process if one or more of its current suppliers were no longer to be able to supply the raw materials. The Company owns no manufacturing facilities. The Company's chemical products are generally manufactured by contract blenders at a number of different locations. This method of manufacture has reduced the need for the Company to invest in facilities and hire the employees to staff them. Chemical blenders are relatively easy to replace and are bound by confidentiality agreements, where appropriate, which obligate the recipient not to disclose or use proprietary information of the Company.

The Company is not responsible for any environmental expenditures with respect to the manufacturing of its products. First of all, the chemical products on which the Company concentrates are generally "environmentally friendly" products in that they are low in toxicity and rank high in biodegradability. Further, any environmental issues involved in manufacturing are the responsibility of the blending facilities, provided they receive adequate and accurate information from the Company as to the components of the chemicals involved.

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

During the fiscal year ended March 31, 2003 there were five major customers for the Company's products: The Alameda Company (59.3% of revenues); another UNIPROOF(R) paper distributor (15.0% of revenues); General Services Administration and Defense Supply Center (combined), (12.3%) for aircraft cleaning products and paint removers, two oil field service companies, (4.2%) and (1.8%) respectively for the Company's KH-30(R) and KX-91(R) oil well cleaning products. The Company believes that those of its customers who are not end-users can be replaced if they were to cease to act as distributors. All of our products up to this point are sold in US dollars and, therefore, we have had no foreign currency fluctuation risk.

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

Marketing and Distribution
--------------------------

The Company has engaged the services of independent contractors to market primarily our KX-30 and KX-91 oil dispersant products. These contractors work under various non-exclusive commission and distribution agreements and have substantial contacts among oil well owners and major oil companies in the United States, Mexico, South America, Africa, Europe, and the Middle East. These contractors earn a commission based upon the sales value of the products that they sell. These independent contractors use the Company's marketing materials, brochures, and web site to interest clients and to describe the attributes of United Energy's products.

Although the Company has not achieved the volume of sales it had anticipated for the oil dispersant products, there have been significant barriers entry in this market. Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines. In many cases additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients. This process of testing has taken a great deal longer that was originally anticipated. The Company believes it has made significant inroads and expects a higher volume of sales in the second quarter of fiscal year 2004.

Employees
---------

As of June 26, 2003, the Company employed nine persons and had available the services of five others under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with the Company to manufacture or market one or more of the Company's products.

None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

Research and Development
------------------------

KH-30(R), KX-91(R), and KH-30S(R) products for the oil industry and UNIPROOF(R) proofing paper are developed and ready for market. Slick Barrier and FR-15 are in various stages of reformulation or testing (see product description). All of these products are the result of research and development expenditures paid to vendors, excluding allocation of internal costs, estimated to be $69,400, $58,300 and $181,370 for the three fiscal years ended March 31, 2001, 2002 and 2003. The Company has had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to aid in the development of its products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

Competition
-----------

With respect to all of our specialty chemical products, we compete directly or indirectly with other producers of products with similar uses most of which are more established companies and have greater resources than we have. Generally, we attempt to compete by offering what we hope to be lower prices and better service. However, our KH-30(R), KX-91(R), and KH-30S(R) products for the oil industry are more expensive, and with these products we attempt to compete by emphasizing product effectiveness and environmental safety.

In the case of our UNIPROOF(R) proofing paper, our principal competition is duPont, which controls in excess of 95% of the U.S. proofing paper market of $80-$100 million per year. Currently, we have been able to compete with duPont in terms of what we hope to be better prices and service. We believe the market will continue to welcome an alternative to duPont and we plan to continue our current marketing practices.

Proprietary Technologies
------------------------

With respect to our formulations which are proprietary, we have patented our KH-30(R) oil well cleaner patented in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and OAPI. We also haves 12 additional country patent applications pending in most of the major oil-producing countries around the world (including the European Union and Canada). We believe our patent is strong and will help our competitive position. However, we are aware that others may try to imitate our product or invalidate our patents. We have in the past vigorously enforced our trade secrets such as the one relating to our UNIPROOF(R) proofing paper, and intend to continue to do so in the future. However, we recognize that intellectual property rights provide less than complete protection. To the best of our knowledge no one else is currently producing a product similar to KH-30(R).

In addition to applying for patent protection on our KH-30(R) product, we have also registered "KH-30" as a trademark. Trademark protection has also been obtained for the "UNIPROOF" name for our proofing paper. We anticipate applying for both patent and trademark protection for our other products in those jurisdictions where we deem such protection to be beneficial.

Item 2 - Properties
-------------------

The Company rents 9,600 sq. feet of office space at 600 Meadowlands Parkway, Secaucus, New Jersey 07094. Under the terms of the lease, which ends on June 30, 2007, the monthly rent is $8,635 through July 1, 2004 then the monthly rent increases to $9,035 for the remainder of the lease. See Item 13 - Certain Relationships and Related Transactions. Additionally, the Company leased for one year office space of approximately 300 square feet in Midland Texas for a regional sales office at a rate of $300 per month. The Company uses independent non-affiliated contract chemical blending and manufacturing facilities in various locations around the United States for the manufacture of its products. The Company contracts the production of its products to independent manufacturers and blenders and its products are therefore produced at the manufacturing facilities of such entities. The Company owns no manufacturing facilities itself.

Item 3 - Legal Proceedings
--------------------------

Texas Oil Field Accident
------------------------

On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. Simmons, et ano.
v. United Energy Corp., et al. Larry Simmons, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company and other defendants including the owner of the oil well and an oil well servicing company. Hurst, et ano. v. United Energy Corp., et al. Stephen Hurst, whose injuries were not as serious as those of Mr. Simmons, and his wife, have also commenced a suit against the Company. Both actions are in the discovery stage. The Company anticipates that additional actions may be commenced by other individuals who suffered less serious injuries in the accident. The Company cannot at this time quantify or estimate the impact of this litigation on the Company's operations as of March 31, 2003.

In addition to the above described litigation, the U.S. Occupational Safety and Health Administration ("OSHA") commenced an investigation into the accident. On April 8, 2003, OSHA issued its Citation and Notification of Penalty which found that the Company had committed violations of certain applicable rules, including having failed to provide at or in proximity to the site a person or persons adequately trained to render first aid with adequate first aid supplies available and having failed to develop, implement or maintain at the site a written hazard communication program describing how safety criteria will be met. OSHA proposed a fine of $3,000 for these violations, which the Company has paid.

Litigation Concerning A Former Employee
---------------------------------------

On or about May 16, 2003, the Company commenced an action against Jon Hebert, a former employee of the Company in the United States District Court for the District of New Jersey, seeking preliminary and permanent injunctive and other relief for violations by Mr. Hebert of employment and non-disclosures agreements between him and the Company, resulting in alleged disclosures by Hebert of the Company's confidential and proprietary information and wrongful solicitation of the Company's customers. The Company alleges that sales of products manufactured or distributed by Hebert's new employer may, in addition, infringe the Company's patents. After a hearing on the Company's motion for a preliminary injunction, the Court denied the motion, but ordered expedited proceedings in the matter.

On or about May 27, 2003, Mr. Hebert's current employer, Fluid Sciences, L.L.C., commenced two actions against the Company and one of its wholly owned subsidiaries, Nor Industries, Inc. One of the actions was commenced in the 15th Judicial District Court, Lafayette Parish, Louisiana. This action seeks a declaratory judgment that the agreements between the Company and Mr. Hebert are not enforceable against Fluid Sciences, L.L.C as a matter of Louisiana's public policy and laws. In addition the action seeks judgment that the Company's efforts to enforce its agreements with Mr. Hebert are in restrain of trade and constitute unfair competition entitling Fluid Sciences, L.L.C. to injunctive relief and damages.

On or about May 27, 2003, a second action was commenced in the United States District Court for the Western District of Louisiana, entitled Fluid Sciences, L.L.C. v. United Energy Corp. and Nor Industries, Inc. The complaint in this action alleges that Fluid Sciences is entitled to a declaratory judgment that its products do not infringe the patents of the Company.

The Company and its subsidiary intend vigorously to defend the two actions brought by Fluid Sciences, L.L.C.

Sales Commission Claim
----------------------

On or about July 26, 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as the sales representative to the Company and in that capacity made sales of the Company's products to the United States government and to commercial entities. Plaintiffs further allege that the Company failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of the Company's products made by plaintiffs. The complaint seeks an accounting , compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. The action is presently listed on the trial docket for July 1, 2003. It is likely that the trial of the action will not take place as scheduled. The Company believes it has meritorious defenses to the claims asserted in the action and intends vigorously to defend the case.

SMK Industries, Inc. v. Nor Graphics, Inc.
------------------------------------------

In its Form 10-K for the fiscal year ended March 31, 2002, the Company reported with respect to an action commenced against it in 1997 by SMK Industries seeking damages for breach of contract of approximately $120,000. The Company and plaintiff have reached an agreement to settle and discontinue the lawsuit. In the settlement, the Company will pay an aggregate of $75,000 in three installments.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

As of June 26, 2003, there were 460 record holders of the Company's common stock and there were 22,180,270 shares outstanding. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

                                                               HIGH         LOW
                                                               SALES       SALES
                           FISCAL YEAR      QUARTER            PRICE       PRICE

                              2002          First Quarter       1.23        0.75
                                            Second Quarter      1.85        0.66
                                            Third Quarter       1.20        0.65
                                            Fourth Quarter      1.70        0.83
                              2003          First Quarter       3.85        1.15
                                            Second Quarter      2.40        1.20
                                            Third Quarter       3.15        1.30
                                            Fourth Quarter      2.10        1.29
                              2004          First Quarter*      1.43        0.90


* Through June 26, 2003

On June 26, 2003 the Company's stock price closed at $1.01 per share. The aggregate market value of the stock held by non-affiliates on June 26, 2003 was $22,402,072. For information concerning principal shareholders, please see "Security Ownership of Certain Beneficial Owners and Management."

RECENT SALES OF UNREGISTERED SECURITIES

On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 unregistered shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 of the Company's common stock at an exercise price of $2 per share exercisable for a five year period. The Company incurred $484,000 in issuance expenses in connection with the financing. In addition, the Company issued 750,000 additional warrants to purchase 750,000 of the Company's common stock at an exercise price of $0.60 per share with a five year term but not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of 500,000 warrants issued in connection with the private placement.

On March 4, 2002, 100,000 shares of unregistered common stock were issued to the firm of Seaman & Wehle as partial consideration for legal services rendered during the fiscal year ended March 31, 2002. The closing price on that date was $1.11, for an aggregate value of $111,000. This transaction was exempted from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of such Act. The above issuance was the only sale of unregistered securities during the two-year period prior to March 31, 2003. Consequently, there are no such shares outstanding which may be sold under the provisions of Rule 144. However, management is, as of June 15, 2002, able to utilize Rule 144 to effect immediate sales of up to 665,406 shares, although management currently has no intention of making any such sales.

Item 6 - Selected Financial Data
--------------------------------

The following selected consolidated financial information for the fiscal years ended March 31, 1999, 2000, 2001, 2002 and 2003 is derived from our audited financial statements and the notes thereto. The statement of operations information for the three-year period ended March 31, 2001 and the balance sheet information as of the end of each of the three fiscal years ended March 31, 2001 is derived from the consolidated financial statements of United Energy Corp., which have been audited by Arthur Andersen LLP, independent public accountants. The statement of operations information for the years ended March 31, 2002, and 2003 and the balance sheet information as of March 31, 2002 and 2003, is derived from the consolidated financial statements of United Energy Corp., which have been audited by Grant Thornton LLP, independent public accountants. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.


                                                      FISCAL YEAR ENDED MARCH 31,

                CONSOLIDATED
        STATEMENT OF OPERATIONS DATA                      2003          2002          2001          2000         1999
        ----------------------------                      ----          ----          ----          ----         ----

Operating Revenues...............................       2,232,626     1,387,851     3,482,915     2,585,556     1,191,583
Cost of goods sold...............................       1,332,791       756,391     2,325,652     1,368,727     1,115,779
Gross profit.....................................         899,835       631,460     1,157,263     1,216,829        75,804
Selling, G&A.....................................       3,627,983     1,763,446     1,052,790     1,099,705       877,806
Executive Services Contributed by Management                   --       187,500       250,000       250,000       250,000
Interest income (expense), net...................          57,629        (4,408)      (10,236)       (2,424)        3,402

Net Income (Loss) before discontinued operations       (2,829,000)   (1,364,576)     (404,316)     (152,765)   (1,056,034)
Income (Loss) from discontinued operations.......               0             0             0             0       (35,333)
Income tax.......................................               0             0             0             0             0

Net Income (Loss)................................      (2,829,000)   (1,364,576)     (404,316)     (152,765)   (1,091,367)
Retained deficit beginning.......................      (5,144,994)   (3,780,418)   (3,376,102)   (3,223,337)   (2,131,970)
Retained deficit end.............................      (7,973,994)   (5,144,994)   (3,780,418)   (3,376,102)   (3,223,337)
Loss per share...................................           (0.13)        (0.09)        (0.03)        (0.01)        (0.07)
Cash dividends paid..............................               0             0             0             0             0



                                 AS OF MARCH 31,

                CONSOLIDATED
             BALANCE SHEET DATA                         2003            2002          2001          2000         1999
             ------------------                         ----            ----          ----          ----         ----

Total working capital (deficiency)...............       2,346,175       (81,712)      172,118       318,651        41,448
Total assets.....................................       3,682,947     1,037,972     1,411,699     1,314,843       565,749
Total liabilities................................         736,387       903,212     1,016,763       765,591       289,232
Total long term debt.............................               0             0             0             0             0
Total stockholder's equity.......................       2,946,560       134,760       394,936       549,252       276,517
Total shares outstanding.........................      22,180,270    16,180,270    15,830,270    15,830,270    15,731,270

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002.


                       UNAUDITED QUARTERLY FINANCIAL DATA
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                        FISCAL YEAR ENDED MARCH 31, 2003
                        --------------------------------


                                           1ST QUARTER      2ND QUARTER    3RD QUARTER        4TH QUARTER     FISCAL YEAR
                                           -----------      -----------    -----------        -----------     -----------

Operating revenues....................   $    738,997   $      625,612   $      792,092   $      75,925   $    2,232,626
Cost of goods sold....................        532,622          320,498          431,383          48,288        1,332,791
Gross profit..........................        206,375          305,114          360,709          27,637          899,835
General and administrative............        428,196        1,058,976          901,681       1,239,130        3,627,983
Depreciation and amortization.........          9,792           23,245           24,780          25,664           83,481
Interest expense (income).............        (15,900)         (19,056)         (15,106)         (7,567)         (57,629)
Legal settlement......................             --               --               --         (75,000)         (75,000)
Income(Loss)from continuing operations       (215,713)        (758,051)        (550,646)     (1,304,590)      (2,829,000)
Income tax............................             --               --               --              --               --
Net income (loss).....................       (215,713)        (758,051)        (550,646)     (1,304,590)      (2,829,000)
Retained earnings (deficit), beginning   $ (5,144,994)  $   (5,360,707)  $   (6,118,758)  $  (6,669,404)  $   (5,144,994)
Retained Earnings (deficit), ending...   $ (5,360,707)  $   (6,118,758)  $   (6,669,404)  $  (7,973,994)  $   (7,973,994)
Per share information:
Earnings (loss) per share
  - basic and diluted                    $      (0.01)  $        (0.03)    $      (0.02)   $      (0.06)  $        (0.13)

Weighted average shares outstanding...     19,279,171       22,180,270       22,180,270      22,180,270   $   21,456,982

Cash dividends paid...................   $       0.00   $         0.00     $       0.00    $       0.00   $         0.00



                       UNAUDITED QUARTERLY FINANCIAL DATA
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                        FISCAL YEAR ENDED MARCH 31, 2002
                        --------------------------------

                                           1ST QUARTER      2ND QUARTER    3RD QUARTER        4TH QUARTER     FISCAL YEAR
                                           -----------      -----------    -----------        -----------     -----------

Operating revenues....................   $    589,692   $       92,595   $      450,055   $     255,509   $    1,387,851
Cost of goods sold....................        329,277           21,640          235,602         169,872          756,391
Gross profit..........................        260,415           70,955          214,453          85,637          631,460
General and administrative............        195,303          390,525          323,593         854,025        1,763,446
Executive Services....................         62,500           62,500           62,500              --          187,500
Depreciation and amortization.........          4,134            4,579            5,936           5,382           20,031
Interest expense (income).............            787            1,222            1,238           1,161            4,408
Legal settlement......................             --               --               --         (20,651)         (20,651)
Income(Loss)from continuing operations         (2,309)        (387,871)        (178,814)       (795,582)      (1,364,576)
Income tax............................             --               --               --              --               --
Net income (loss).....................         (2,309)        (387,871)        (178,814)       (795,582)      (1,364,576)
Retained earnings (deficit), beginning  $  (3,780,418)  $   (3,782,727)  $   (4,170,598)  $  (4,349,412)  $   (3,780,418)
Retained Earnings (deficit), ending...  $  (3,782,727)  $   (4,170,598)  $   (4,349,412)  $  (5,144,994)  $   (5,144,994)
Per share information:
Earnings (loss) per share
   - basic and diluted                  $       (0.00)  $        (0.03)  $        (0.01)  $       (0.05)  $        (0.09)
Weighted average shares outstanding...     15,841,259       16,080,270       16,080,270      16,086,937       16,022,325
Cash dividends paid...................  $        0.00   $         0.00   $         0.00   $        0.00   $         0.00


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Overview
--------

During fiscal 1998, we changed our business to focus on environmentally friendly, specialty chemicals and closed our printing equipment division. We ceased to act as a distributor in 1999 when we began to manufacture our UNIPROOF(R) proofing paper. We are now selling this product to many of the customers we had serviced as a graphic arts distributor. During the period from 1995 through March 31, 2003 the efforts to achieve profitable operations through the sale of pressroom equipment, and research and development and initial marketing expenses for the Company's current product lines resulted in cumulative losses totaling $7,973,994.

The Company's business plan from fiscal 2001 through fiscal 2003 was to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) and related oil well cleaner products and, to a lesser extent, the other specialty chemical products developed by the Company which are described above.

In order to provide working capital to build UNIPROOF(R) sales, in June 2000 the Company entered into a $1,000,000 Line of Credit Agreement with Fleet Bank, N.A. The Company owed $150,000 under the credit line as of March 31, 2002, which was subsequently repaid. Upon repayment of the loan in May, 2002, the line of credit was cancelled.

Our largest customers accounted for 59%, 74%, and 49% of revenues in each of the fiscal years ended March 31, 2003, 2002 and 2001. A new customer constituted approximately 15% of revenues for the first time in the fiscal year ended March 31, 2003. Our third largest customers accounted for 10%, 12% and 32%, respectively, in each of such years. No other customer accounted for more than 10% of our revenues during the same periods.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company monitors its accounts and note receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Company uses its historical experience to determine its accounts receivable reserve. The Company's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The company also establishes a general reserve for all customers based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company's estimate of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement for tangible long-lived assets and the associated asset retirement costs. This statement is effective for the fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the new standard, although it does not expect it to affect its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 will be applied to exit or disposal after December 31, 2002 and is not expected to have a material effect in the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS No. 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent in annual financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim financial statements. The statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. United Energy does not plan to change to the fair value based method for accounting for stock-based compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken to issue the guarantee. United Energy previously did not record a liability when guaranteeing obligations unless it became probable that United Energy would have to perform under the guarantee. FIN 45 applies prospectively to guarantees United Energy issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim annual periods ending after December 31, 2002. United Energy has not yet determined the effects of FIN 45 on its financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements. The Company is currently assessing the impact of the new interpretation, although it does not expect it to affect its financial position and results of operations.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2003 TO FISCAL YEAR ENDED MARCH 31,
2002

     Sales - Sales increased to $2,232,626 for the year ended March 31, 2003 from $1,387,851 for the year ended March 31, 2002. The $844,775, or 60%, increase in sales was due principally to a 60% increase in sales of our UNIPROOF(R) proofing paper due to a general increase in orders and the addition of a new customer for the UNIPROOF(R) product. Sales for the Company's specialty chemical products including its KH-30 and KX-91 and its Green Globe / Qualchem product line increased by 62% as the Company's orders increased as a result of our marketing activity and the U.S. Government replenished stocks of our military products as a result of the higher level of U.S. Military sales activity during the year. Our largest three customers accounted for 84% of revenues for the year ended March 31, 2003 compared with 86% for the comparable period year ended March 31, 2002.

     Cost of Sales - Cost of sales increased to $1,332,791 or 60% of sales, for the year ended March 31, 2003 from $756,391 or 55% of sales, for the year ended March 31, 2002. The higher cost of sales reflected the increased levels of sales and the higher percentage of cost of sales in fiscal 2003 was primarily due the increased cost of production for the UNIPROOF(R) paper which was only partially offset by higher margins on specialty chemical products.

     Selling, General and Administrative Expenses. General and administrative expenses increased to $3,711,464 or 166% of sales, for the year ended March 31, 2003 from $1,970,977 or 142% of sales, for the year ended March 31, 2002. The increase in general and administrative expenses is primarily related to the salaries, the cost of compensation from options, and benefits of the new staff added beginning in May 2002, non-recurring marketing expenses related to developing promotional brochures, logos and product branding, design and implementation costs of a new Company web site, certain legal and accounting services and KH-30(R) customer trials on wells and storage tanks, and increased level of travel related to meetings with potential customers.

     Executive Services Contributed by Management. The year ended 2001 included an expense of $250,000 related to imputed but unpaid salaries for services contributed by senior management. In 2002, such amount was $187,500 representing the first three quarters of the year. In the 4th quarter of fiscal year 2002 each of the two officers received options for the value of their services and one of the officers began to draw a salary. In the year ended 2003 the amount of imputed salaries was $0, as the executives was paid a regular salary.

     Depreciation and Amortization. Depreciation and Amortization increased to $83,481 for the year ended March 31, 2003 from $20,031 for the year ended March 31, 2002 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S2 System equipment units, and capitalized legal costs related to patent filings for our S2 System and KH-30(R) and related products.

     Interest Expense, Net of Interest Income. The Company had net interest income of $57,629 for the year ended March 31, 2003 compared with net interest expense of $4,408 in the corresponding period in 2002. The increase was due primarily to the investment earnings on the remaining funds raised from the private placement on May 14, 2002.

     Legal Settlement. The year ended March 31, 2001 included the settlement of litigation for $231,981, which is now fully settled. During the year ended March 31, 2002, the Company settled another litigation matter in the amount of $ 20,651. For the year ended March 31, 2003 the company reached an agreement to settle and discontinue a lawsuit. In the settlement, the Company agreed to pay an aggregate of $75,000 in three installments.

     Net Loss. For the year ended March 31, 2003, the Company incurred a net loss of $2,829,000, or $0.13 per share as compared to a loss of $1,364,576 for the year ended March 31, 2002 or $0.09 per share. The increased loss is primarily a result of higher expenses for the year. The average number of shares used in calculating earnings per share increased 5,434,657 to 21,456,982 shares primarily as a result of 6,000,000 shares issued in connection with the Private Placement transaction completed on May 14, 2002.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2002 TO FISCAL YEAR ENDED MARCH 31,
2001

     Sales - Sales decreased to $1,387,851 for the year ended March 31, 2002 from $3,482,915 for the year ended March 31, 2001. The $2,095,064, or 60%, decrease in sales was due principally to a 67% decrease in sales of our UNIPROOF(R) proofing paper due to a general decline in the printing business and a 12% increase in sales in its Green Globe / Qualchem product line. Our largest two customers accounted for 86% of revenues for the year ended March 31, 2002 compared with 81% for the year ended March 31, 2001.

     Cost of Sales - Cost of sales decreased to $756,391 or 55% of sales, for the year ended March 31, 2002 from $2,325,652 or 67% of sales, for the year ended March 31, 2001. The lower percentage in fiscal 2002 was primarily due to the decreased cost in the production of UNIPROOF(R).

     Selling, General and Administrative Expenses. General and administrative expenses increased to $1,970,977 or 142% of sales, for the year ended March 31, 2002 from $1,319,362 or 38% of sales, for the year ended March 31, 2001. The percentage increase was due primarily to lower gross sales and higher expenses primarily related to the value of options granted to consultants ($455,900) for services rendered to the Company. In June 2002, Mr. Seaman, a current Director and former general counsel to the Company, submitted multiple invoices in amounts totaling $141,487 for legal fees and funds advanced on behalf of the Company for periods dating back to 1997. Such amounts have been accrued in amounts due related parties and charged to Selling, General and Administrative expense, except for approximately $50,000 which has been included in prepaid offering expenses in the financial statements. However, the amounts are in dispute.

     Executive Services Contributed by Management. The year ended 2001 included an expense of $250,000 related to imputed but unpaid salaries for services contributed by senior management. In 2002, such amount was $187,500 representing the first three quarters of the year. In the 4th quarter of fiscal year 2002 each of the two officer received options for the value of their services and one of the officers began to draw a salary.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since the acquisition of United Energy in 1995, operations have been financed primarily through loans and equity contributions from principals (namely Mr. Ronald Wilen and Mr. Robert Seaman), and from third parties supplemented by funds generated by our business. As of March 31, 2003, the Company had $2,120,942 in cash and cash equivalents.

     Net Cash Used in Operating Activities. During the fiscal year ended March 31, 2003 net cash used in operating activities was $2,998,776 compared with $34,874 for the fiscal year ended March 31, 2002, a total decrease in cash flow of $2,963,902. This was primarily a result of the higher expense levels during the year.

     Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2003 net cash used in investing activities increased to $444,494 compared with $13,409 for the year ended March 31, 2002. The increase level of expenditures was due to a loan granted to an employee as part of an inducement to join the Company, cash used to purchase fixed assets to support operations and capitalized legal fees required to file three patent applications for the Company's KH-30, KX-91 and S-2 System.

     Net Cash Provided by Financing Activities. Net cash generated from financing activities increased to $5,365,800 resulting from the net proceeds from the Private Placement completed May 14, 2002. This compares to cash provided from financing activities of $150,000 for the year ended March 31, 2002 resulting from the draw down against the line of credit.

     At March 31, 2003, accounts receivable increased to $496,715, a $278,611, or 128% increase from the balance at March 31, 2002 of $218,104. The increase is primarily related to the increased sales volume of our UNIPROOF(R) proofing paper during fiscal 2003 and the extension of longer payment terms to major customers. This was partially offset by the Company converted the balance in account receivable for a customer into a one year note receivable bearing an interest rate of 4.5 %.

     Inventories at March 31, 2003 were $211,344, a decrease of $76,513 from the balance of $287,857at March 31, 2002. The decrease in inventory was due to the sale of most of our UNIPROOF(R) paper inventory before the end of the year which was slightly offset by an increase in KH-30 inventory in anticipation of future sales. For the year ended March 31, 2002, the Company established an inventory valuation reserve of $16,290 for certain slow moving finished goods.

     Accounts payable and accrued expenses decreased $119,479 to $492,246 at fiscal year end 2003 from $611,725 in 2002, due primarily to use of the proceeds from the private placement to pay down amounts in accounts payable. Additionally, the Company accrued certain legal and other expenses owed to related parties in the amount of $244,141 as of March 31, 2003 compared with $141,487 in the prior year.

     On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 of the Company's common stock at an exercise price of $2 per share exercisable for a five-year period. The Company incurred $484,000 in issuance expenses in connection with the financing. In addition, the Company issued 750,000 additional warrants to purchase 750,000 shares of Company's common stock at an exercise price of $0.60 per share with a five-year term. These warrants are exercisable during the first two years and were issued in consideration for relinquishing the right of immediate exercise on 500,000 warrants previously issued in connection with the private placement.

     Our capital requirements have grown because of our recent losses. We expect our capital requirements to continue to increase if we are able to expand and become a competitive force in the proofing paper and specialty chemical industries. Our market share in these markets are not currently quantifiable, although we believe them to be very small. Through fiscal year 2003 we have incurred continuing significant negative cash flows from operations. Continued operations have relied primarily on financing activities. We believe that the capital currently available to us will be sufficient to sustain our current level of operations. However, to be able to grow and to take advantage of anticipated opportunities we will need additional capital. Any projections of future cash needs and cash flows are subject to substantial uncertainty. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months.

     As part of the private financing transaction, the Company began the process of identifying and making employment offers to a new management team in order to focus on the sales and marketing of KH-30 and other products.

Each of these executives has employment agreements with terms ranging from one to three years. Below is a table which presents our contractual obligations commitments at March 31, 2003:


                                                              Less than
         Contractual Obligations                Total           1 Year         1-3 Years      4-5 Years
         --------------------------------------------------------------------------------------------------
         Employment Agreements                $559,000         $262,000        $297,000              -
         Operating Leases                      411,157          103,346         286,211          21,600
                                             ---------         --------        --------         -------
         Total contractual
              cash obligations                $970,157         $365,346        $583,211         $21,600
                                              ========         ========        ========         =======


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

     The following table shows the proportion of total revenues by segment in each of the last three fiscal years.


                                                                                                          SPECIALTY
       FISCAL YEAR                                                                GRAPHIC ARTS            CHEMICALS
       -----------                                                                ------------            ---------
         2001..........................................................            3,190,824                292,091
         2002..........................................................            1,061,317                326,534
         2003..........................................................            1,700,738                531,888


STATEMENT REGARDING INFLATION

     The Company does not believe that inflation in the cost of its raw materials has had or will have any significant negative impact on its operations in the past or in the future.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     The Company does not engage in material transactions involving financial instruments.

Item 8 - Consolidated Financial Statements and Supplementary Data
-----------------------------------------------------------------

     The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

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

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

The financial statement schedules and exhibits filed as a part of this annual report on Form 10-K are as follows:

     (a) Financial Statement Schedules: Schedule II - Schedule of Valuation and Qualifying Accounts.

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

(10)     Material Contracts

         (a) Distribution Agreement and Option Agreement with International Research and Development dated August 25, 1999*
         (b)  2001 Equity Incentive Plan, as amended on May 29, 2002*****

(11)     Statement re Computation of Per Share Earnings*

(12)     Statement re Computation of Ratios (not applicable)

(16)     Letter re Change in Certifying Accountant****

(18)     Letter re Accounting Principles (not applicable)

(21)     List of Subsidiaries*

         *filed with original Form 10 on June 20, 2000.
         **filed with Amendment No. 1 to Form 10 on December 20, 2000 ***filed with Form 10-Q for period ended September 30, 2001 and incorporated herein by reference.
         ****filed with Form 8-K regarding change of Auditors, June 3, 2002 *****filed with Schedule 14A for the year ending March 31, 2002

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

(10)         Material Contracts

             (a) Distribution Agreement and Option Agreement with International Research and Development dated August 25, 1999*
             (b)  2001 Equity Incentive Plan, as amended on May 29, 2002*****

(11)         Statement re Computation of Per Share Earnings*

(12)         Statement re Computation of Ratios (not applicable)

(16)         Letter re Change in Certifying Accountant****

(18)         Letter re Accounting Principles (not applicable)

(21)         List of Subsidiaries*

             *filed with original Form 10 on June 20, 2000.
             **filed with Amendment No. 1 to Form 10 on December 20, 2000 ***filed with Form 10-Q for period ended September 30, 2001 and incorporated herein by reference.
             ****filed with Form 8-K regarding change of Auditors, June 3, 2002 *****filed with Schedule 14A for the year ending March 31, 2002
Reports on Form 8-K:

                                   SIGNATURES

     Pursuant to the requirements of Sections 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ENERGY CORP.
(REGISTRANT)

By  \s\ Ronald Wilen                                               June 30, 2003
     --------------------------------------------                  -------------
     Ronald Wilen, President (Principal Executive Officer)             Date


By  \s\ Sanford Kimmel                                             June 30, 2003
    -----------------------------------                            -------------
    Sanford M. Kimmel, Chief Financial Officer                          Date
   (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    \s\ Ronald Wilen                                               June 30, 2003
    -----------------------------------                            -------------
    Ronald Wilen, Director                                             Date


    \s\ Andrea Pampanini                                           June 30, 2003
    -----------------------------------                            -------------
    Andrea Pampanini, Director                                         Date


    \s\ Martin Rappaport                                           June 30, 2003
    -----------------------------------                            -------------
    Martin Rappaport, Director                                         Date

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-K of United Energy Corp. for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ronald Wilen, Chairman and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this annual report on Form 10-K of United Energy Corp.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   June 30, 2003    By: /s/ Ronald Wilen
                              ------------------------------
                              Ronald Wilen
                              Chairman and Chief Executive Officer

This certification accompanies this Annual Report on Form 10-K pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report on Form 10-K of United Energy Corp., for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Sanford M. Kimmel, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this annual report on Form 10-K of United Energy Corp.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   June 30, 2003              By: /s/ Sanford M. Kimmel
                                        ----------------------
                                          Sanford M. Kimmel
                                          Chief Financial Officer

     This certification accompanies this Annual Report on Form 10-K pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


                      UNITED ENERGY CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................................... F-2-F-3

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets as of March 31, 2003 and 2002...............................   F-4
     Consolidated Statements of Operations for the Years Ended March 31, 2003, 2002
         and 2001............................................................................   F-5
     Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2003,
         2002 and 2001.......................................................................   F-6
     Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002
         and 2001............................................................................   F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................F-8-F-21

SCHEDULE II - Schedule of Valuation and Qualifying Accounts..................................   S-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of United Energy Corporation:

We have audited the accompanying consolidated balance sheets of United Energy Corporation (a Nevada corporation) and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of income, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Energy Corporation and subsidiaries as of March 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the schedule II for the years ended March 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP
New York, New York

May 27, 2003 (except with respect to the matters discussed in Note 6, as to which the date is June 18, 2003)

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

\s\ ARTHUR ANDERSEN LLP
New York, New York

June 12, 2001 (except with respect to the matters discussed in Note 14, as to which the date is July 20, 2001, respectively).

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Anderson LLP ("Anderson") report and has not been reissued by Anderson. The inclusion of this previously issued Anderson report is pursuant to the "Temporary Final Rule and Final Rule: Requirements for Arthur Anderson LLP Auditing Clients," issued by the U.S. Securities Exchange and Exchange Commission in March 2002. Note that this previously issued Anderson report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial as of and for the fiscal years ended March 31, 2003.


                      UNITED ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002

                                                                                              2003            2002
                                                                                              ----            ----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..................................................        $   2,120,942     $     198,412
     Accounts receivable, net of allowance for doubtful accounts of
         $48,113 and $4,795, respectively.......................................              496,715           218,104
     Inventory, net of allowance of $16,290 and $16,290, respectively.........                211,344           287,857
     Note receivable, net of reserve of $30,000.................................              149,034                --
     Prepaid expenses and other current assets..................................              104,527           117,127
                                                                                        -------------     -------------
              Total current assets .............................................            3,082,562           821,500
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
     amortization of $92,883 and $23,507, respectively..........................              268,597            16,883
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $17,704 and $17,704, respectively            68,819            68,819
     Patent, net of accumulated amortization of $44,253 and $30,148 respectively              229,508           128,908
     Loan receivable............................................................                2,076                --
     Deposits ..................................................................               31,385             1,862
                                                                                        -------------        ----------
              Total assets......................................................        $   3,682,947     $   1,037,972
                                                                                        =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit...................................................        $          --     $     150,000
     Accounts payable...........................................................              158,048           600,850
     Accrued expenses...........................................................              334,198            10,875
     Due to related parties.....................................................              244,141           141,487
                                                                                        -------------     -------------
              Total current liabilities.........................................              736,387           903,212
                                                                                        -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
     Common stock: $0.01 par value 100,000,000 shares authorized; 22,180,270 and 16,180,270 shares issued and ......outstanding as of March 31, 2003
         and 2002, respectively.................................................              221,802           161,802
     Additional paid-in capital ................................................           10,698,752         5,117,952
     Accumulated deficit........................................................           (7,973,994)       (5,144,994)
                                                                                        --------------    --------------
              Total stockholders' equity........................................            2,946,560           134,760
                                                                                        -------------     -------------
              Total liabilities and stockholders' equity .......................        $   3,682,947     $   1,037,972
                                                                                        =============     =============


The accompanying notes are an integral part of these consolidated balance sheets.


                      UNITED ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                            2003              2002              2001
                                                                            ----              ----              ----


REVENUES, net.................................................         $   2,232,626    $   1,387,851     $   3,482,915
COST OF GOODS SOLD............................................             1,332,791          756,391         2,325,652
                                                                       -------------    -------------     -------------
   Gross profit...............................................               899,835          631,460         1,157,263
                                                                       -------------    -------------     -------------

OPERATING EXPENSES:
   Selling, general and administrative........................             3,627,983        1,763,446         1,052,790
   Executive services contributed by management...............                    --          187,500           250,000
    Depreciation and amortization.............................                83,481           20,031            16,572
                                                                       -------------    -------------     -------------
           Total operating expenses...........................             3,711,464        1,970,977         1,319,362
                                                                       -------------    -------------     -------------
           Loss from operations...............................            (2,811,629)      (1,339,517)         (162,099)
                                                                       --------------   --------------    ---------------

OTHER INCOME (EXPENSE):
   Interest income............................................                59,377            1,792             1,581
   Interest expense...........................................                (1,748)          (6,200)          (11,817)
   Legal settlement...........................................               (75,000)         (20,651)         (231,981)
                                                                       ---------------- -------------     --------------
           Total other income (expense).......................               (17,371)         (25,059)         (242,217)
                                                                       ---------------  -------------     -------------
           Net loss...........................................         $  (2,829,000)   $  (1,364,576)    $    (404,316)
                                                                       ==============   ==============    ==============

BASIC AND DILUTED LOSS PER SHARE:

           Total basic and diluted loss per share.............         $       (0.13)   $       (0.09)    $       (0.03)
                                                                       ==============   ==============    ==============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, basic and diluted.............................            21,456,982       16,022,325        15,830,270
                                                                       =============    =============     =============


The accompanying notes are an integral part of these consolidated statements.


                                                 UNITED ENERGY CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001


                                                               ADDITIONAL      STOCK
                                     COMMON STOCK              PAIN-IN         SUBSCRIPTION     ACCUMULATED
                                     SHARES        AMOUNT      CAPITAL         RECEIVABLE       DEFICIT          TOTAL
                                     ------        ------      -------         ----------       -------          -----

BALANCE, March 31, 2000............    15,830,270  158,302     3,792,052       (25,000)         (3,376,102)       549,252
Executive services  contributed by
    management.....................            --       --       250,000            --                  --        250,000
Net loss...........................            --       --            --            --            (404,316)      (404,316)
                                       ----------  -------    ----------      --------         -----------     ----------
BALANCE, March 31, 2001............    15,830,270  158,302     4,042,052       (25,000)         (3,780,418)       394,936
Common stock issued for  conversion
    of due to shareholder..........       250,000    2,500       347,500            --                  --        350,000
Write-off of subscription
    receivable.....................                              (25,000)       25,000                  --             --
Common  stock  issued for  services
    received.......................       100,000    1,000       110,000            --                  --        111,000
Options granted in consideration
    for consulting services........                              455,900                                          455,900
Executive services contributed by
    management.....................            --       --       187,500            --                  --        187,500
Net loss...........................            --       --            --            --          (1,364,576)    (1,364,576)
                                       ----------  -------    ----------      --------         -----------     ----------
BALANCE, March 31, 2002                16,180,270  161,802     5,117,952            --          (5,144,994)       134,760
Common stock issued for
        Private placement               6,000,000   60,000     5,940,000            --                  --      6,000,000
Options granted in consideration
    for services                               --       --       125,000            --                  --        125,000
Private placement costs                        --       --      (484,200)           --                  --       (484,200)
Net loss...........................            --       --            --            --          (2,829,000)    (2,829,000)
                                       ----------  -------    ----------      --------         -----------     ----------
BALANCE, March 31, 2003                22,180,270    221,802  10,698,752            --          (7,973,994)     2,946,560
               === ====                ==========    =======  ==========                        ==========      =========


The accompanying notes are an integral part of these consolidated statements.


                      UNITED ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                            2003              2002              2001
                                                                            ----              ----              ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................          $  (2,829,000)   $  (1,364,576)    $    (404,316)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities-
       Depreciation and amortization..........................                 83,481           20,031            16,572
       Non-cash consulting expense............................                     --          111,000                --
       Options granted in consideration for services..........                125,000          455,900                --
       Executive services contributed by management...........                     --          187,500           250,000
   Changes in operating assets and liabilities-
       (Increase) decrease in accounts receivable, net........               (427,645)         752,329          (524,484)
       Decrease (increase) in inventory.......................                 76,513         (166,104)          470,532
       Decrease (increase) in prepaid expenses................                 19,423           (5,649)               --
       Increase in deposits...................................                (29,723)            (277)               --
       Increase in related party payable......................                102,654               --                --
       (Decrease) increase in accounts payable and accrued
           expenses...........................................               (119,479)         (25,028)          251,578
                                                                       --------------   --------------     -------------
           Net cash (used in) provided by operating activities             (2,998,776)         (34,874)           59,882
                                                                       --------------   --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for loans receivable..............................                 (8,699)              --                --
   Payments for acquisition of property and equipment.........               (321,090)         (13,409)               --
   Payments for patent........................................               (114,705)              --            (8,789)
                                                                       --------------   --------------      -------------
           Net cash used in investing activities..............               (444,494)         (13,409)           (8,789)
                                                                       --------------   --------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit.................................               (150,000)              --          (165,697)
   Proceeds from line of credit...............................                    --           150,000           160,000
   Payments of private placement costs .......................               (484,200)              --             5,291
   Proceeds from issuance of common stock.....................              6,000,000               --                --
                                                                       --------------     ------------     -------------
           Net cash provided by (used in) financing activities              5,365,800          150,000              (406)
                                                                       --------------    -------------      --------------
           Net increase in cash and cash equivalents..........              1,922,530          101,717            50,687
CASH AND CASH EQUIVALENTS, beginning of year..................                198,412           96,695            46,008
                                                                       --------------    -------------      -------------
CASH AND CASH EQUIVALENTS, end of year........................          $   2,120,942    $     198,412     $      96,695
                                                                        =============    =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for-
       Interest...............................................          $       2,361    $       6,266     $      11,198
       Income taxes...........................................                    800              720             5,066

   Conversion of account receivable into Note receivable......          $     179,034    $          --     $          --
   Conversion of accounts due to a shareholder into
       common stock...........................................          $          --    $     350,000     $          --


The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 2002 AND 2001

1.   DESCRIPTION OF BUSINESS

     United Energy Corp. ("United Energy" or the "Company") considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty chemical products, in particular its KH-30(R) and KX-91(R) oil well cleaners and KH-30S drag reducer products.

     Green Globe is operated as a separate subsidiary of United Energy and sells its products under the tradename Qualchem(TM). Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Green Globe developed a dual package of cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The "wipes" were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

     United Energy's chemists have also developed an environmentally friendly fire-retardant agent named FR-15. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. FR-15 mixture also resists re-ignition once a fire has been extinguished. This product can also be used to reduce odors, such as those from decomposing garbage, and for soil remediation following petroleum-based contamination. Our FR-15 product has been developed and successfully tested by several municipal fire departments. Underwriters Laboratories ("UL") did not have an approved test for FR-15 as a dispersant. A reformulation of FR-15 was developed to pass the UL fire extinguisher test. The reformulated product is being resubmitted for testing and certification by Underwriters Laboratories ("UL"). We expect that sales of FR-15 will commence when the product receives UL certification.

     United Energy also produces a specialty chemical product called UNIPROOF(R), which is a photosensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper.

     Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is another in the Company's line of environmental products in that it is environmentally friendly and biodegradable, which the Company believes to be particularly appealing in fresh water marine applications. The product is being tested on pleasure boats throughout the United States and Europe. We expect to begin sales of the product by the fall of 2003. A patent application on this product is in process.

     The Company incurred significant losses and negative cash flow from operating activities and as of March 31, 2003 and it had an accumulated deficit of $7,973,994. As of March 31, 2003 the Company has cash and cash equivalents of $2,120,942. Although the Company expects working capital requirements to continue to be significant, it has begun to implement and it believes it will continue to undertake cost reduction initiatives in Fiscal 2004. Accordingly, the Company currently anticipates that its available cash in hand and cash resources from expected revenues will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of United Energy Corp. and its wholly-owned subsidiaries Green Globe and currently inactive subsidiary, Nor-Graphic Industries. All intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of consolidated financial statements in accordance with accounting principals generally accepted in the United States of America requires United Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, United Energy evaluates its estimates, including those related to bad debts, inventories, intangible assets, and contingencies and litigation. United Energy bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company monitors its accounts and note receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Company uses its historical experience to determine its accounts receivable reserve. The Company's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected . These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The company also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company's estimate of the recoverability of amounts due the company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation has been calculated using an accelerated tax depreciation method over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases (15 years), which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended March 31, 2003, 2002 and 2001 was $69,376, $3,660 and $2,527, respectively.

     Property and equipment consists of the following at March 31, 2003 and 2002:


                                                                                              2003                 2002
                                                                                              ----                 ----

         Furniture and fixtures.................................................        $      67,094     $      27,670
         Machinery and equipment................................................              233,585             7,097
         Vehicles...............................................................               35,548                --
         Leasehold improvements.................................................               25,253             5,623
                                                                                        -------------             -----
              ..................................................................              361,480            40,390
         Less- Accumulated depreciation and amortization........................              (92,883)          (23,507)
                                                                                        -------------     -------------
         Property and equipment, net............................................        $     268,597     $      16,883
                                                                                        =============     =============


GOODWILL

     The Company capitalized goodwill related to the acquisition of Green Globe in September of 1998. Goodwill represents cost in excess of fair value on the net assets acquired. Goodwill was amortized over a 15 year period using a straight line amortization method until the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," on April 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, which had no material effect on its results of operations and financial position

PATENTS

     The Company capitalizes legal costs incurred to obtain patents. Amortization begins when the patent is approved using the straight-line basis over the estimated useful life of 15 years.

ACCOUNTING FOR LONG-LIVED ASSETS

     The Company's long-lived assets include property and equipment, and patents.

     As of April 1, 2002, the Company adopted SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS No.121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of." Under SFAS No.144, intangible assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The company's management believes that no such event or change has occurred. The adoption of SFAS No. 144 had no effect on the Company.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and the income tax bases of assets and liabilities and for net operating loss carry forwards existing at the balance sheet date using enacted tax rates in effect for the years in which the taxes are expected to be paid or recovered. A valuation allowance is established when it is considered more likely than not that such assets will not be realizable. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.

STOCK-BASED COMPENSATION

     At March 31, 2003 the Company has stock based compensation plans, which are described more fully in Note 9. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensations expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Stock based employee compensations cost for the years ended March 31, 2003, 2002 and 2001 was $125,000, $ 0.00 and $0.00
respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No.96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $0, $455,900 and $0 for the years ended March 31, 2003, 2002 and 2001.

     The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock based compensation:



                                                             Years ended March 31,
                                         ----------------------------------------------------------
                                                 2003                2002               2001
                                         --------------------- ------------------ -----------------
Net Loss

As reported                                   (2,829,000)          (1,364,576)        (404,316)

Add:

Stock based compensation expenses
included in reported net loss                    125,000              455,900

Deduct:

Total stock based employee
compensation expense determined under
fair value based method for all awards        (1,194,605)            (869,187)             ---

Pro forma                                     (3,898,605)          (1,777,863)        (404,316)

Basic and diluted loss per common share

As reported                                        (0.13)               (0.09)           (0.03)

Pro forma                                          (0.18)               (0.11)           (0.03)

PER SHARE DATA

     SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted loss per share for the years ended March 31, 2003, 2002 and 2001 does not include 6,195,020, 1,860,000, and 0 stock options and warrants since the inclusion of the outstanding stock options and warrants would be antidilutive.

CONCENTRATIONS OF RISK

Cash and Cash Equivalents

     The Company places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution.

Accounts and Notes Receivable

     The Company has one customer which accounted for 87% and 75% of the total accounts receivable at March 31, 2003 and 2002, respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations. The Company does not believe that it is subject to any unusual risks, nor significant risks, in the normal course of business.

     At March 31, 2003, the company converted an accounts receivable balance of $179,034 to a one year note receivable. The note accrues interest at the rate of 4.5% and is paid down in 12 monthly payments and provides for a security interest in the inventory held by this customer.

Significant Customers

     The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2003, 2002 and 2001, are as follows:


                                                                      2003             2002              2001
                                                                      ----             ----              ----

Customer A ...................................................          0%               0%               32%
Customer B ...................................................          4%              12%                0%
Customer C ...................................................         59%              74%               49%
Customer D ...................................................         15%               0%                0%
Customer E ...................................................         10%               0%                0%


Vendors

     The Company has one vendor, which accounts for over 36%, 38% and 37% of the Company's supplies purchases for the years ended March 31, 2003, 2002 and 2001, respectively. The Company believes it can obtain the products from other vendors on terms suitable to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, note and loan receivable, inventory, revolving line of credit, and accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement for tangible long-lived assets and the associated asset retirement costs. This statement is effective for the fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the new standard, although it does not expect it to affect its financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 applies to exit or disposal activities after December 31, 2002 and did not have a material effect in the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS No. 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent in annual financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim financial statements. The statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. United Energy does not plan to change to the fair value based method for accounting for stock-based compensation and has included the disclosure requirements of SFAS No.148 in the accompanying financial statements.

     In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken to issue the guarantee. United Energy previously did not record a liability when guaranteeing obligations unless it became probable that United Energy would have to perform under the guarantee. FIN 45 applies prospectively to guarantees United Energy issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim annual periods ending after December 31, 2002. The Company is currently assessing the impact of the new interpretation, although it does not expect it to affect its financial position and results of operations.

3.   INVENTORY

   Inventory consists of the following as of March 31, 2003 and 2002:



                                                                                              2003            2002
                                                                                              ----            ----


         Paper..................................................................        $      19,957     $     182,046
         Blended chemical.......................................................              111,544            89,862
         Raw materials..........................................................               79,843            15,949
                                                                                        -------------     -------------
         Total inventory........................................................        $     211,344     $     287,857
                                                                                        =============     =============


4.   REVOLVING LINE OF CREDIT

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

     The Company has repaid the line of credit in full in May 2002 with the proceeds received from the private placement. The pledge of 750,000 shares of the Company's common stock was returned to the Company and the shares were cancelled.

5.   RELATED PARTY TRANSACTIONS

     The Company had an amount due to Robert Seaman, a major shareholder and former director of the Company. Amounts due to related parties as of March 31, 2003 and 2002 is $244,141 and $141,487, respectively. These amounts are unsecured, non-interest bearing and due upon demand.

     At March 31, 2001, the Company was indebted to Relevant Investments Ltd. for $350,000. In June 2001, 250,000 shares were issued to Relevant Investments Ltd. in full satisfaction of the amount due. The amount has been shown as due to shareholder on the balance sheet as of March 31, 2001.

     Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $100,000 per year under the lease, excluding real estate taxes.

6.   COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company, in its normal course of business, is subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Texas Oil Field Accident
------------------------

     On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. Simmons, et ano.
v. United Energy Corp., et al. Larry Simmons, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company and other defendants including the owner of the oil well and an oil well servicing company. Hurst, et ano. v. United Energy Corp., et al. Stephen Hurst, whose injuries were not as serious as those of Mr. Simmons, and his wife, have also commenced a suit against the Company. Both actions are in the discovery stage. The Company anticipates that additional actions may be commenced by other individuals who suffered less serious injuries in the accident. The Company cannot at this time quantify or estimate the impact of this litigation on the Company's operations as of March 31, 2003.

     In addition to the above described litigation, OSHA commenced an investigation into the accident. On April 8, 2003, OSHA issued its Citation and Notification of Penalty which found that the Company had committed violations of certain applicable rules, including having failed to provide at or in proximity to the site a person or persons adequately trained to render first aid with adequate first aid supplies available and having failed to develop, implement or maintain at the site a written hazard communication program describing how safety criteria will be met. OSHA proposed a fine of $3,000 for these violations, which the Company has paid.

Litigation Concerning A Former Employee
---------------------------------------

     On or about May 16, 2003, the Company commenced an action against Jon Hebert, a former employee of the Company in the United States District Court for the District of New Jersey, seeking preliminary and permanent injunctive and other relief for violations by Mr. Hebert of employment and non-disclosures agreements between him and the Company, resulting in alleged disclosures by Hebert of the Company's confidential and proprietary information and wrongful solicitation of the Company's customers. The Company alleges that sales of products manufactured or distributed by Hebert's new employer may, in addition, infringe the Company's patents. After a hearing on the Company's motion for a preliminary injunction, the Court denied the motion, but ordered expedited proceedings in the matter.

     On or about May 27, 2003, Mr. Hebert's current employer, Fluid Sciences, L.L.C., commenced two actions against the Company and one of its wholly owned subsidiaries, Nor Industries, Inc. One of the actions was commenced in the 15th Judicial District Court, Lafayette Parish, Louisiana. This action seeks a declaratory judgment that the agreements between the Company and Mr. Hebert are not enforceable against Fluid Sciences, L.L.C as a matter of Louisiana's public policy and laws. In addition the action seeks judgment that the Company's efforts to enforce its agreements with Mr. Hebert are in restrain of trade and constitute unfair competition entitling Fluid Sciences, L.L.C. to injunctive relief and damages.

     On or about May 27, 2003, a second action was commenced in the United States District Court for the Western District of Louisiana, entitled Fluid Sciences, L.L.C. v. United Energy Corp. and Nor Industries, Inc. The complaint in this action alleges that Fluid Sciences is entitled to a declaratory judgment that its products do not infringe the patents of the Company.

     The Company and its subsidiary intend vigorously to defend the two actions brought by Fluid Sciences, L.L.C.

Sales Commission Claim
----------------------

     On or about July 26, 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as the sales representative to the Company and in that capacity made sales of the Company's products to the United States government and to commercial entities. Plaintiffs further allege that the Company failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of the

Company's products made by plaintiffs. The complaint seeks an accounting , compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. The action is presently listed on the trial docket for July 1, 2003. It is likely that the trial of the action will not take place as scheduled. The Company believes it has meritorious defenses to the claims asserted in the action and intends vigorously to defend the case.

SMK Industries, Inc. v. Nor Graphics, Inc.
------------------------------------------

In its 10K for the fiscal year ended March 31, 2002, the Company reported with respect to an action commenced against it in 1997 by SMK Industries seeking damages for breach of contract of approximately $120,000. On June 18, 2003, the Company and plaintiff have reached an agreement to settle and discontinue the lawsuit. In the settlement, the Company will pay an aggregate of $75,000 in three installments, which was accrued for in the accompanying financial statements.

NEW MANAGEMENT

As part of the private financing transaction, the Company began the process of identifying and making employment offers to a new management team to focus on the sales and marketing of KH-30 and other products. Three of four of the new management team have accepted employment starting in May 2002. Each of these executives has employment agreements with terms from one to three years. These agreements provide, among other things, for annual base salaries and bonuses totaling $262,000, $262,000 and $35,000 in fiscal, 2004, 2005 and 2006.

LEASE COMMITMENTS

The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2007. Certain leases contain renewal options. The following is a schedule by years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2003.

                                                              Operating
                  Year                                           Leases
                  ----                                       ----------
                  2004                                         $103,346
                  2005                                          100,987
                  2006                                           97,114
                  2007                                           88,110
                  Thereafter                                     21,600
                                                              ----------
                  Total minimum lease payments                 $411,157
                                                              ==========

The expenses for all operating leases were $120,214, $107,304, and $105,466 for the years ended March 31, 2003, 2002 and 2001, respectively.

7.   STOCKHOLDER'S EQUITY

     On May 14, 2002, the Company issued, in a private placement, an aggregate of 6,000,000 shares of its common stock at an aggregate price of $6,000,000. In connection with the common stock issuance, the Company issued warrants to purchase 3,000,000 of the Company's common stock at an exercise price of $2 per share exercisable for a five year period. The Company incurred $484,000 in issuance expenses in connection with the financing. In addition, the Company issued 750,000 additional warrants to purchase 750,000 of the Company's common stock at an exercise price of $0.60 per share with a five year term but not exercisable during the first two years from the grant date for relinquishing rights of immediate exercise of 500,000 warrants issued in connection with the private placement.

     During year ended March 31, 2002, the Company issued an aggregate of 100,000 shares of common stock in exchange for consulting services. These issuances were recorded as an increase to equity and consulting expense for the fair value of the shares of common stock on their respective grant dates.

     Until December 31, 2001, the CEO and CFO provided services to the Company for which they had not received any compensation. The financial statements through that date reflect a charge and associated credit to shareholders' equity reflecting the fair value of such contributed services. Both these individuals received option and/or cash compensation commencing in the fourth quarter and accordingly the Company ceased reflecting the value of contributed services as of January 1, 2002

8.   INCOME TAXES

     Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2003, the Company had a net operating loss carryforward for tax purposes of approximately $6,000,000, which is available to reduce its future taxable income and expires at various dates through 2023. A full valuation allowance has been established against the deferred tax assets, which are mainly related to the net loss carryforward, due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

9.   EMPLOYEE BENEFITS PLAN

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

     An amendment and restatement of the 2001 Equity Incentive Plan increasing the number of shares for a total of 4,000,000 was approved by the Board of Directors on May 29, 2002 and was approved by the shareholders at the annual meeting.

     Under the 2001 Plan, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

     There were 2,664,980 options available for future grant at March 31, 2003 under the equity incentive plan. The company issues options from time to time outside the plan described above. As of March 31, 2003 there were 1,110,000 non-plan options granted.

Fair Value of Stock Options

     For disclosure purposes under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                     2003              2002
                                                     ----              ----
Expected life (in years).......................        10                 7
Risk-free interest rate........................      4.73%             5.39%
Volatility.....................................     105.45            100.60
Dividend yield.................................          0%                0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $ 1.78 and $0.94 for the years ended March 31, 2003 and 2002, respectively.

Summary Stock Option Activity

     The following table summarizes stock option information with respect to all stock options for the year ended March 31, 2003 and 2002:


                                                                                       WEIGHTED
                                                                            WEIGHTED    AVERAGE
                                                                 NUMBER     AVERAGE     REMAINING
                                                                   OF       EXERCISE    CONTRACTUAL
                                                                 SHARES       PRICE     LIFE (YEARS)
                                                                 ------       -----     ------------

Options outstanding, April 1, 2001.......................      -            -
         Granted.........................................      1,110,000    $1.10
                                                               ---------    -----
Options outstanding March 31, 2002.......................      1,110,000    $1.10
         Granted.........................................      2,142,500    $1.70
         Cancelled.......................................       (807,480)   $1.90
                                                               ----------   -----
Options outstanding March 31, 2003.......................      2,445,020    $1.38          9.10
                                                               =========    =====          ====


As of March 31, 2003 there were 1,701,270 options exercisable with weighted average exercise price of $1.20 per share. Options outstanding at March 31, 2003 have an exercise price ranging between $0.70 to $2.05.

10.  SEGMENT REPORTING

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

The Company's total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2003, are as follows:


                                                          GRAPHIC         SPECIALTY
                                                           ARTS           CHEMICALS         CORPORATE         TOTAL
                                                           ----           ---------         ---------         -----

Revenues .......................................     $    1,700,738    $     531,888      $        --       $ 2,232,626
                                                     ==============    =============      ===========

Gross profit.....................................    $      604,503    $     295,332      $        --       $   899,835
Sales, general and administrative expenses.......           203,921        1,902,206        1,521,856         3,627,983
Depreciation and amortization....................               --            72,490           10,991            83,481
Interest expense (income)........................             1,748              --           (59,377)          (57,629)
Legal settlement.................................               --               --            75,000            75,000
                                                     --------------    -------------      ------------      -----------
Income (loss) from continuing operations.........    $      398,834    $ ( 1,679,364)     $ 1,548,470)      $(2,829,000)
                                                     ==============    =============      ===========       ===========

Cash and cash equivalents........................    $          --     $          --      $ 2,120,942       $ 2,120,942
Accounts receivable..............................           449,046           47,669               --           496,715
Inventory........................................            62,669          148,675               --           211,344
Note receivable..................................           149,034               --               --           149,034
Loan receivable..................................                                 --            2,076             2,076
Prepaid expenses.................................               --                --          104,527           104,527
Fixed assets.....................................               --           221,116           47,481           268,597
Goodwill ........................................               --            68,819               --            68,819


Patent   ........................................               --           229,508               --           229,508
Deposits ........................................               --            30,000            1,385            31,385
                                                     --------------    -------------      -----------
Total assets.....................................    $      660,749    $     745,787        2,276,411       $ 3,682,947
                                                     ==============    =============      ===========       ===========

The Company's total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2002, are as follows:


                                                          GRAPHIC         SPECIALTY
                                                           ARTS           CHEMICALS         CORPORATE         TOTAL

Revenues .......................................     $    1,061,317    $      26,534      $       --        $ 1,387,851
                                                     ==============    =============      ============      ===========

Gross profit.....................................    $      496,385    $     135,075      $       --        $   631,460
Sales, general and administrative expenses.......           241,097          274,802        1,247,547         1,763,446
Depreciation and amortization....................                --           19,053              978            20,031
Interest expense (income)........................             6,200               --           (1,792)            4,408
Legal settlement.................................                --           20,651               --            20,651
Executive services contributed by management.....                --               --          187,500           187,500
                                                     --------------    -------------      -----------       -----------
Income (loss) from continuing operations.........    $      249,088    $(    179,431)     $ 1,434,233)      $(1,364,576)
                                                     ==============    =============      ===========       ===========

Cash and cash equivalents........................    $          --     $          --      $   198,412       $   198,412
Accounts receivable..............................          162,961            55,143               --           218,104
Inventory........................................          182,046           105,811               --           287,857
Prepaid offering costs...........................               --                --          117,127           117,127
Fixed assets.....................................               --                --           16,883            16,883
Goodwill ........................................               --            68,819               --            68,819
Patent   ........................................               --           128,908               --           128,908
Other assets.....................................               --                --            1,862             1,862
                                                     -------------     -------------      -----------       -----------
Total assets.....................................    $      345,007    $     358,681          334,284       $ 1,037,972
                                                     ==============    =============      ===========       ===========

The Company's total revenues and loss from operations by segment for the year ended March 31, 2001, are as follows:



                                                          GRAPHIC         SPECIALTY
                                                           ARTS           CHEMICALS         CORPORATE         TOTAL
                                                           ----           ---------         ---------         -----

Revenues.........................................    $    3,190,824    $     292,091      $        --       $ 3,482,915
                                                     ==============    =============      ===========       ===========

Gross profit ....................................    $    1,027,922    $     129,341      $        --       $ 1,157,263
Sales, general and administrative expenses ......           216,076          210,211          626,503         1,052,790
Depreciation and amortization  ..................                --           15,095            1,477            16,572
Interest expense (income) .......................            11,817               --           (1,581)           10,236
Legal settlement.................................                --               --          231,981           231,981
Executive services contributed by management.....                --               --          250,000           250,000
                                                     --------------    -------------      ------------

Income (loss) from continuing operations.........    $      800,029    $    ( 95,965)     $(1,108,380)      $  (404,316)
                                                     ==============    =============      ===========       ============


11.  SUBSEQUENT EVENT FOOTNOTE

On April 4, 2003 the Company purchased oil leases for six oil wells located in Laramie County, Wyoming for an aggregate purchase price of $ 95,216. The Company intends to operate the oil wells and use the oil wells to test the Company's products.



                                   SCHEDULE II

                               UNITED ENERGY CORP.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS



                                                        BALANCE AT         CHARGED                         BALANCE AT
                                                         BEGINNING      TO COSTS AND                       BALANCE AT
                                                          OF YEAR         EXPENSES         DEDUCTIONS      END OF YEAR
                                                          -------         --------         ----------      -----------

For the fiscal year ended March 31, 2003:
         Allowance for doubtful accounts.........    $       4,795     $      48,113    $          4,795  $      48,113
                                                     -------------     -------------    ----------------  -------------
         Reserve for Note Receivable.............    $          --     $      30,000    $          --     $      30,000
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2002:

         Allowance for doubtful accounts.........    $      71,656     $       4,795    $      71,656     $       4,795
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2001:

         Allowance for doubtful accounts.........    $      18,260     $      53,396    $          --     $      71,656
                                                     -------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2003:

         Reserve for inventory obsolescence......    $      16,290     $          --    $          --     $      16,290
                                                      ------------     -------------    -------------     -------------

For the fiscal year ended March 31, 2002:

         Reserve for inventory obsolescence......    $          --            16,290    $          --     $      16,290
                                                     -------------     -------------    -------------     -------------