Form 10-K/A
period 2003-03-31
UNITED ENERGY CORP /NV/
filed 2003-07-29
CIK 1116734

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

                           600 Meadowlands Parkway #20
                              Secaucus, N.J. 07094
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

       Registrant's Telephone Number, Including Area Code: (800) 327-3456

        Securities Registered Pursuant to Section 12(B) of the Act: None

           Securities Registered Pursuant to Section 12(G) of the Act:
                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the registrant's common stock held by nonaffiliates on July 28, 2003 (based on the average of the bid and asked prices of the Common Stock on the OTC Bulletin Board on such date) was $16,534,377.

As of July 28, 2003 there were 22,180,270 shares of the registrant's common stock outstanding.

================================================================================

Introduction

On June 26, 2003, United Energy Corp. ("United Energy" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year ended March 31, 2002 (the "2002 Form 10-K"). The information called for by items 10, 11, 12, 13 and 14 of Part III of Form 10-K was not included in the body of the 2002 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2002 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 10, 11, 12, 13 and 14.

Item 10 - Directors and Executive Officers of the Registrant

The following table shows the positions held by the Company's Board of Directors (the "Board") and executive officers during the fiscal year ended March 31, 2003. Directors are elected annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

                                                                                   HELD SUCH POSITIONS
      NAME                         AGE     POSITION                                       SINCE
      ----                         ---     --------                                       -----

      Ronald Wilen                 64      Chairman of the Board, CEO and                  1995
                                           Director

      Rodney I. Woods*             61      Director and President                          2002

      Martin Rappaport             67      Director                                        2001

      Robert F. Deak**             56      Director                                        2002

      Andrea Pampanini             63      Director                                        2001

      Thomas Spencer***            59      Director                                        2001

      Andrew Lundquist#            41      Director and President of the                   2002
                                           Energy Division

      Sanford M. Kimmel            50      Chief Financial Officer                         2002



* Resigned from the Company as President and a Director on April 14, 2003. ** Resigned from the Company as a Director February 5, 2003
*** Term as Director was not renewed effective with the annual meeting on November 6, 2002.
# Resigned from the Company as a Director and President - Energy
Division as of December 31, 2002.

There are no family relationships among Officers and/or Directors.

Ronald Wilen. Since October 1995 Mr. Wilen has been primarily engaged as the chief executive officer of United Energy Corp., serving as its President and as a Director. Mr. Wilen has also served during the period as the President of Nor Industries, Inc., the principal subsidiary of United Energy. In the period from April 1995 through October 1995 Mr. Wilen was primarily responsible for overseeing the development of the assets which are now part of United Energy, assembling the team of administrative and technical personnel to run United Energy and in arranging for the acquisition of the Company which took place in October 1995. In August 2001, Mr. Wilen resigned as President of the Company and became Chairman of the Board and CEO of the Company in order to make available the position of President for an experienced marketing executive.

Rodney I. Woods. Mr. Woods has served as President and a Director of the Company since July 2002. Before his present appointment with the Company, Mr. Woods was the Chief Executive Officer of McCormack Advisors International, LLC, a joint venture between Merrill Lynch and International Management Group. Prior to the formation of this investment advisory company, Mr. Woods was First Vice President and National Marketing Manager for the Eastern Sales Division of Merrill Lynch for five years. From 1998 to 1992, Mr. Woods was President and Chief Executive Officer of the Merrill Lynch Trust Company. Before rejoining Merrill Lynch in 1987, Mr. Woods was Senior Vice President and Marketing Director of the United States Trust Company of New York. Mr. Woods resigned from the Company as President and Director on April 14, 2003.

Martin Rappaport. Mr. Rappaport was elected to the Board in June 2001. Mr. Rappaport is self-employed, and develops and manages commercial and residential real estate interests (including office space leased to United Energy), having done so for the past 30 years. He is active with, and a contributor to Blythedale Children's Hospital in Valhalla, New York.

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

As of March 31, 2003, there were no persons other than Mr. Wilen could be deemed either "promoters" or "controlling persons" with respect to United Energy Corp., although all Directors would be deemed to be "affiliates" by virtue of their Board positions.

Significant Employee

Jeffery Langberg. Mr. Langberg has served as the Director of Marketing for the Company since June 2002. Since 1995, Mr. Langberg has been self-employed as a consultant and investment banker, assisting companies in the development and execution of marketing plans, finding key management and specialty consultants and raising early stage equity or debt financing. Mr. Langberg has a Juris Doctor from Fordham Law School and a BS in Economics from the Wharton School of Finance.

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended March 31, 2003, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 2003, except for the following late Form 4 filings: Ronald Wilen (November 2002) and Martin Rappaport (May 2002, November 2002).

Item 11 - Executive Compensation

During the three fiscal years ended March 31, 2003 the Company had no arrangements for the remuneration of its Officers and Directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. Non-employee directors receive options on 10,000 shares of common stock each year. The Company will pay compensation to the officers and directors elected in 2003, if at all, at a rate yet to be determined by the Board.

The following table sets forth the compensation, if any, and the nature of such compensation, received from the Company.


                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                                       -------------------                      ----------------------

                                                                        OTHER               SECURITIES                 ALL
                                                                       ANNUAL   RESTRICTED  UNDERLYING                OTHER
NAME AND                              FISCAL                           COMPEN-     STOCK      OPTIONS      LTIP       COMPEN-
PRINCIPAL POSITION                     YEAR      SALARY       BONUS   SATION(2)    AWARD       SARS       PAYOUTS     SATION
------------------                     ----      ------       -----   ---------    -----       ----       -------     ------


Ronald Wilen,....................      2003    $206,923         0     $22,308(1)   100,000    100,000        0
Chairman                               2002     $79,500         0     $18,642(1)         0    400,000        0          0
                                       2001           0         0     $18,623(1)         0          0        0          0

Rodney I. Woods                        2003    $192,308     $75,000    $3,492                 500,000        0
President (3)

Jeffery Langberg                       2003    $114,423    $100,001   $13,684                 300,000        0
Director of Marketing

Sanford M. Kimmel                      2003    $110,584     $21,986   $13,439                  62,500        0
Chief Financial Officer


(1) During the fiscal year ended March 31, 2003 and 2002, the Company paid for the leases on two automobiles used by Mr. Wilen under monthly lease payments. The Company also paid for medical insurance for Mr. Wilen at a rate of $923.08 per month. The Company's revised financial statements reflect imputed salaries for Mr. Wilen and Mr. Seaman totaling $250,000 for 2001 and part of 2002.



(2) The Company pays for medical insurance for all employees. Included in the table is the amount of the premiums paid by the company dependant on the coverage provided.

(3) Resigned from the Company as President and Director on April 14, 2003.


                        OPTIONS/SAR GRANTS IN FISCAL YEAR
                              ENDED MARCH 31, 2003

                                 INDIVIDUAL GRANTS
                                 -----------------
                               NUMBER OF     PERCENT OF
                              SECURITIES   TOTAL OPTIONS/                                POTENTIAL REALIZATION
                              UNDERLYING        SARS                                   VALUE AT ASSUMED RATES OF
                               OPTIONS/      GRANTED TO    EXERCISE OF                 STOCK PRICE APPRECIATION
                                 SARS         EMPLOYEES    BASE PRICE      EXPIRATION               FOR
NAME                            GRANTED    IN FISCAL YEAR    ($/SH)           DATE              OPTION TERM
----                            -------    --------------    ------           ----              -----------
                                                                                     0%($)    5% ($)         10% ($)

Ronald Wilen                  100,000            4.7%      $1.80          11/6/12             99,239         244,431

Rodney Woods(1)               500,000           23.7%      $1.15          5/29/12            317,014         780,819

Jeffery Langberg              300,000(3)        14.2%      $2.00          6/1/12  $3.25(2)   723,229       1,151,621

Sanford M. Kimmel              62,500            3.0%      $2.05-$1.84    7/11/12             66,297         163,293


There were no options exercised by executive officers or directors during the last fiscal year.


(1) Mr. Woods options expire 90 days after his resignation date of 4/14/03

(2) Mr. Langberg's options were issued with an exercise price below market value at the date of the grant.

(3) 200,000 of Mr. Langberg's options become exercisable upon attainment of $.25 earnings per share in any fiscal year.



                     COMPENSATION OF DIRECTORS AND OFFICERS

Non-employee directors receive options for 10,000 shares of the Company's common stock in lieu of an annual retainer and meeting fees. Other than the 10,000 options granted, there were no special fees, contracts entered into in consideration of any director's service, or payment issued to a director for any service, except that Reginald Babcock received $26,851 for the performance of Corporate Secretarial services during the fiscal year ended March 31, 2002.

During the fiscal year ended March 31, 2003, the Company entered into the following employment agreements:

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

Mr. Jeffery Langberg entered into a one year employment agreement with the Company dated June 1, 2002 and was appointed Director of Marketing of the Company at the May 29, 2002 Board Meeting. The agreement calls for Mr. Langberg to receive a base salary of $175,000 per year. Mr. Langberg was granted 300,000 options to purchase common stock of the Company at a strike price of $2.00 per share, 100,000 options vests immediately, and the remaining 200,000 options that that vest upon the extension of his employment agreement at the end of one year or at such time that the Company earns $0.25 per share in one year. On November 6, 2002 the Compensation Committee of the Board agreed to pay a bonus of $100,001 to Mr. Langberg, which has been paid, reflecting his increased responsibilities and contributions to the Company. On June 11, 2003 it was determined by the Compensation Committee of the Board that future bonuses would be suspended and that any future bonuses would be discretionary based upon individual and Company wide performance and the achievement of certain sales and cash flow objectives. The Company and Mr. Langberg are currently in discussions regarding the terms of conditions of his continuing employment with the Company.

Mr. Sanford M. Kimmel entered into a three year employment contract with the Company on May 14, 2002 and was appointed Chief Financial Officer of the Company at the May 29, 2002 Board meeting. The agreement calls for Mr. Kimmel to receive a base salary of $125,000 per year and a bonus of $25,000 to be paid on May 14, 2003. Mr. Kimmel was granted 12,500 options to purchase common stock at a strike price of $2.05 per share, that vests immediately, and an additional 12,500 options that that vest in one year. At the July 11, 2002 Board meeting, Mr. Kimmel was granted an additional 37,500 options, 12,500 options which will vest immediately and the remaining 25,000 options will vest in one year at a strike price of $1.84 per share. Mr. Kimmel's employment agreement includes a Change of Control provision that would pay Mr. Kimmel's salary for one year if terminated under certain conditions. Mr. Kimmel has also entered into a Confidentiality, Non-Compete and Ownership and Intellectual Property Agreement with the Company pursuant to which the Company and its assigns shall be the sole owner of all copyrights, patents, patent applications, inventions and other forms of intellectual property or property-related rights developed, conceived or created by, or with the involvement of, Mr. Kimmel in the performance of his services for the Company under the agreement. Mr. Kimmel will not while performing services for the Company and for a period of one year following the termination of his employment: (1) render services to compete with the Company in any way,
(2) solicit customers of the Company, or (3) induce any person engaged with the Company to limit its relationship in any way. On June 11, 2003 it was determined by the Compensation Committee of the Board that future bonuses would be suspended and that any future bonuses would be discretionary based upon individual and Company wide performance and the achievement of certain sales and cash flow objectives.

All three individuals are entitled to other standard benefits including health insurance and reimbursement of out of pocket expenses and such other future benefits that the Company may implement in the future.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Ronald Wilen, Martin Rappaport and Andrea Pampanini. During the year ended March 31, 2003, Mr. Robert Deak and Mr. Thomas Spencer served on the Compensation Committee until they left the Board. Mr. Ronald Wilen is an executive employee of the Company and was not paid a salary until May 2002 at which time he began drawing a salary paid. Other than Mr. Wilen, none of the other members of the Compensation Committee is an officer or employee of the Company or any of its subsidiaries. There were no compensation interlocks.

Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $100,000 per year under the lease, excluding real estate taxes.

No interlocking relationships exist between the member of the Company's Board or Compensation Committee and the Board or Compensation Committee of any other Company, nor has any such relationship existed in the past.

Compensation Committee Report on Executive Compensation

As reported in the notes to the summary compensation table, the compensation committee in fiscal year 2002 approved the grant of 400,000 options to Mr. Wilen and Mr. Seaman in recognition of the fact that these executives have forgone cash compensation for the last several years. There were no performance-based criteria upon which the compensation was based for Mr. Wilen and Mr. Seaman. The options issued are subject to terms set forth on the 2001 Equity Plan filed with filed with Form 10-Q for period ended September 30, 2001 and the Amendment thereto filed with this report on Form 10-K.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                        EQUITY COMPENSATION PLAN INFORMATION
                                                AS OF MARCH 31, 2003
PLAN CATEGORY                     NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE            NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF        EXERCISE PRICE OF           REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER
                                  WARRANTS AND RIGHTS            WARRANTS AND RIGHTS         EQUITY COMPENSATION PLANS
                                                                                             (EXCLUDING SECURITIES
                                                                                             REFLECTED IN COLUMN (A))
                                          (a)                           (b)                            (c)
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS           1,335,020                        $1.29                      2,664,980
EQUITY COMPENSATION PLANS AND
WARRANTS NOT APPROVED BY               4,710,000                        $1.44                         --
SECURITY HOLDERS
TOTAL                                  6,045,020                        $1.41                     2,664,980*


*An amendment and restatement of the 2001 Equity Incentive Plan expanding the number of shares to a total of four million has been approved by vote of the shareholders at the annual meeting on November 6, 2002.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 28, 2003 by: (i) each Director and each executive officers; (ii) all executive officer and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.


                                                                      AMOUNT OF
                                                    AND NATURE OF COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      NUMBER            PERCENT


Directors and Named Officers:

Ronald Wilen                                               4,087,000(2)         18.0%
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Martin Rappaport                                           3,020,100(4)         13.1%
8 Rockledge Road
Saddle River, NJ 07458

Andrea Pampanini                                              42,500(5)             *
1120 Avenue of the Americas
New York, N.Y. 10036

Rodney I. Woods                                              500,000(6)          2.2%
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Sanford M. Kimmel                                             62,500(6)             *
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Total of all shareholdings of Directors and Named
Officers as of July 28, 2003                                 7,712,100          32.0%

5% Stockholders:

John Holmgren                                              1,500,000(7)          6.6%
301 Merritt 7
Norwalk, CT 06851

UNRG Investments LLC                                       1,500,000(7)          6.6%
3960 Howard Hughes Parkway, 5th Floor, Las
Vegas, NV 89109

LSR Capital UNRG, LLC                                      1,500,000(7)          6.6%
50 Charles Lindbergh Blvd. Suite 500
Uniondale, NY 11553



 (CONTD)

Robert L. Seaman                                           2,361,627(3)         10.5%
515 Madison Ave.
New York, NY 10022


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

(2) Includes (i) 3,580,000 shares; (ii) options to purchase 400,000 shares at an exercise price of $1.11 per share, and (iii) options to purchase 100,000 shares at an exercise price of $1.80 per share held by Mr.Wilen, all of which are immediately exercisable except for 100,000 options which vest over a four year period.

(3) Includes (i) 1,861,627 shares held by Mr. Seaman; (ii) 100,000 shares held by the law firm Seaman & Wehle, of which Mr. Seaman is a member; and (iii) options to purchase 400,000 shares at an exercise price of $1.11 per share, all of which are immediately exercisable.

 (4) Includes (i) 2,200,100 shares; (ii) options to purchase 10,000 shares at an exercise price of $0.70 per share and another grant of 10,000 shares at an exercise price of $1.80 per share, all of which are vested, but are subject to reduction, on a proportional basis, if Mr. Rappaport voluntarily resigns as a director prior to the expiration of his one-year term; (iii) options to purchase 50,000 shares at an exercise price of $1.11 per share, and 750,000 warrants to purchase common stock at an exercise price of $2.00, all of which are immediately exercisable.

(5) Includes (i) 22,500 shares; and (ii) options to purchase 10,000 shares at an exercise price of $0.70 per share and another grant of 10,000 shares at an exercise price of $1.80 per share, all of which are vested, but are subject to reduction, on a proportional basis, if Mr. Pampanini voluntarily resigns as a director prior to the expiration of his one-year term.

(6) Includes only options to purchase shares.

(7) Includes 1,000,000 shares and warrants to purchase 500,000 shares.



Item 13 - Certain Relationships and Related Transactions

Martin Rappaport, a major shareholder and director of the Company since August 2001, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $100,000 per year under the lease, excluding real estate taxes.

The Company has an amount due to Robert L. Seaman, a major shareholder. The balance as of March 31, 2003 was $244,141. This amount is unsecured and non-interest bearing. Such amount is in dispute.

In addition, the Company issued 100,000 shares of restricted stock to the law firm of Seaman and Wehle, of which Mr. Seaman is a partner, in partial consideration for legal services rendered during the last fiscal year. The value of the shares awarded was $111,000 based on a closing price of $1.11 on March 4, 2002, the date of grant.

Item 14 - Controls and Procedures

The Company's CEO and CFO evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c)) as of a date (the "Evaluation Date") within 120 days before the filing date of this annual report, and have concluded that as of the Evaluation Date, the disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them.

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

                               UNITED ENERGY CORP.
                                  (REGISTRANT)

By  \s\ Ronald Wilen
    ----------------------------------------
     Ronald Wilen, Chairman & CEO (Principal                 July 29, 2003
     Executive Officer)                                         Date


By  \s\ Sanford M. Kimmel
    -----------------------------------------
    Sanford M. Kimmel, Chief Financial Officer               July 29, 2003
    (Principal Accounting Officer)                              Date

INDEX TO EXHIBITS

Exhibit
Number      Item

31 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302
            Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

32 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906
            Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906