Form 10-Q
period 2003-06-30
UNITED ENERGY CORP /NV/
filed 2003-08-19
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). | | Yes |X| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of August 14, 2003
                -----                       ---------------------------------
     Common Stock, $.01 par value                   22,180,270 shares

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Consolidated balance sheets June 30, 2003 (Unaudited) and                  3
                 March 31, 2003

                 Consolidated statements of operations for the three months ended           4
                 June 30, 2003 (Unaudited) and 2002 (Unaudited)

                 Consolidated statement of stockholders' equity for the three months        5
                 ended June 30, 2003 (Unaudited)

                 Consolidated statements of cash flows for the three months ended           6
                 June 30, 2003 (Unaudited) and 2002 (Unaudited)

                 Notes to consolidated financial statements                                 7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results    12
                 of Operations

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                 15

Item 4           Controls and Procedures                                                    15

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings                                                          16

Item 2.          Changes in Securities and Use of Proceeds                                  17

Item 3.          Defaults upon Senior Securities                                            17

Item 4.          Submission of Matters to a Vote of Security Holders                        17

Item 5.          Other Information                                                          17

Item 6.          Exhibits and Reports on Form 8-K.                                          17

Signatures                                                                                  18


                      UNITED ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2003
                               AND MARCH 31, 2003


                                                                 JUNE 30,             MARCH 31,
                                                                   2003                 2003
                                                                --------------        ----------
                                                                 (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $1,404,763         $2,120,942
    Accounts receivable, net of allowance for doubtful
        accounts of $33,055 and $48,113, respectively                 789,814            496,715
    Inventory, net of allowance of $16,290 and $16,290,
        respectively                                                  198,688            211,344
    Note receivable, net of reserve of $45,147 and $30,000,
        respectively                                                   91,661            149,034
    Prepaid expenses and other current assets                         107,650            104,527
                                                                --------------        -----------
        Total current assets                                        2,592,576          3,082,562
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
    amortization of $125,210 and $92,032, respectively                387,925            268,597
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $17,704
        and $17,704, respectively                                      68,819             68,819

    Patents, net of accumulated amortization of $49,358 and
        $44,253, respectively                                         262,319            229,508
    Loan receivable, net of reserve of $107,705 and
        $107,705, respectively                                          1,376              2,076
    Deposits                                                           76,385             31,385
                                                                --------------        -----------
        Total assets                                               $3,389,400         $3,682,947
                                                                ==============        ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable                                                 $330,505           $158,048
    Accrued expenses                                                  290,819            334,198
    Due to related party                                              244,141            244,141
                                                                --------------        -----------
        Total current liabilities                                     865,465            736,387

    Asset retirement obligation                                        30,000                 --
                                                                --------------        -----------
        Total liabilities                                             895,465            736,387
                                                                --------------        -----------

STOCKHOLDERS' EQUITY:
    Common stock; 100,000,000 shares authorized of $0.01
        par value, 22,180,270 and 22,180,270 shares issued
        and outstanding as of June 30, and March 31, 2003,
        respectively                                                  221,802            221,802
    Additional paid-in capital                                     10,708,452         10,698,752
    Accumulated deficit                                           (8,436,319)        (7,973,994)
                                                                --------------        -----------
        Total stockholders' equity                                  2,493,935          2,964,560
                                                                --------------        -----------
        Total liabilities and stockholders' equity                 $3,389,400         $3,682,947
                                                                ==============        ===========

       The accompanying notes are an integral part of these consolidated balance sheets.


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2003 AND 2002


                                                                      FOR THE THREE MONTHS
                                                                         ENDED JUNE 30,
                                                                       2003          2002
                                                                       ----          ----
                                                                           (UNAUDITED)

REVENUES, net.....................................................  $   628,741  $   738,997

COST OF GOODS SOLD................................................      325,922      532,622
                                                                    -----------  -----------

   Gross profit...................................................      302,819      206,375
                                                                    -----------  -----------

OPERATING EXPENSES:
   General and administrative.....................................      673,604      428,196
   Oil well operating and maintenance cost-net....................       57,995          -
   Depreciation and amortization..................................       37,283        9,792
                                                                    -----------  -----------
     Total operating expenses.....................................      768,882      437,988
                                                                    -----------  -----------

     Loss from operations.........................................     (466,063)    (231,613)
                                                                    ------------ ------------

OTHER INCOME (EXPENSE), net:
   Interest income................................................        4,631       17,068
   Interest expense...............................................         (893)      (1,168)
                                                                    ------------ ------------
     Total other income (expense), net............................        3,738       15,900
                                                                    ------------ -----------

     Net loss.....................................................  $  (462,325) $  (215,713)
                                                                    ============ ============

BASIC AND DILUTED LOSS PER SHARE..................................  $    (0.02)  $    (0.01)
                                                                    ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic
   and diluted....................................................   22,180,270   19,279,171
                                                                    ===========  ===========

                 The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

                                                       Additional
                                  Common Stock
                              -------------------       Paid-In      Accumulated
                              Shares         Amount     Capital        Deficit           Total
                             ----------    ---------   -----------   ------------     -----------
BALANCE, March 31, 2003      22,180,270     $221,802   $10,698,752    $(7,973,994)    $2,946,560
Options granted in
    consideration for
    services                         --           --         9,700             --          9,700

Net loss                             --           --            --       (462,325)      (462,325)
                             ----------    ---------   -----------   ------------     -----------
BALANCE, June 30,
    2003                     22,180,270     $221,802   $10,708,452    $(8,436,319)    $2,493,935
                             ==========    =========   ===========   =============    ===========

          The accompanying notes are an integral part of this consolidated statement.


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2003 AND 2002


                                                                      FOR THE THREE MONTHS
                                                                         ENDED JUNE 30,
                                                                         --------------
                                                                       2003          2002
                                                                       ----          ----
                                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.......................................................  $ (462,325) $   (215,713)

   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization................................      37,283         9,792
     Options granted in consideration for services................       9,700            --
     Write-down of inventory......................................          --        65,180
   Changes in operating assets and liabilities-
     Increase in accounts receivable, net.........................    (293,099)      (51,325)
     Decrease in inventory, net...................................      12,656       119,332
     Decrease in note receivable..................................      57,373            --
     (Increase) decrease in prepaid expenses......................      (3,123)      110,927
     (Increase) decrease in other assets..........................     (45,000)          477
     Increase in related party payable............................          --        88,790
     Increase (decrease) in accounts payable and accrued expenses.     129,078      (214,638)
                                                                    ----------- ------------

       Net cash used in operating activities......................    (557,457)      (87,178)
                                                                    ----------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on loan receivable....................................         700            --
   Payments for patents...........................................     (37,916)      (17,212)
   Payments for acquisition of property and equipment.............    (121,506)     (119,712)
                                                                    ----------- ------------

     Net cash used in investing activities........................    (158,722)     (136,924)
                                                                    ----------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of line of credit.....................................          --      (150,000)
   Payments of private placement costs............................          --      (484,200)
   Proceeds from issuance of common stock.........................          --     6,000,000
                                                                    ----------- -------------

     Net cash provided by financing activities....................          --     5,365,800
                                                                    ----------  ------------

     Net (decrease) increase  in cash and cash equivalents........    (716,179)    5,141,698

CASH AND CASH EQUIVALENTS, beginning of period....................   2,120,942       198,412
                                                                    ----------  ------------

CASH AND CASH EQUIVALENTS, end of period..........................  $1,404,763  $  5,340,110
                                                                    ==========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period-
     Interest.....................................................  $      893  $      1,781
                                                                    ==========  ============
     Income taxes.................................................  $    1,780  $        800
                                                                    ==========  ============

                 The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2003 (unaudited) and the results of its operations for the three months ended June 30, 2003 and 2002 (unaudited) and cash flows for the three months ended June 30, 2003 and 2002(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2004.

     The consolidated balance sheet as of March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended.

2.   SEGMENT INFORMATION

     Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months ended June 30, 2003 and 2002:

                                                                         Specialty
                                                       Graphic Arts      Chemicals       Corporate         Total
                                                       ------------      ---------       ----------     -----------
Revenues                                                $ 483,547        $ 144,194       $       --     $  628,741
                                                        =========        =========       ===========    ===========

Gross profit                                            $ 243,554        $  59,265       $       --     $  302,819
General and administrative                                 45,233          286,693          341,678        673,604
Oil well operating and maintenance cost-net                                 57,995                          57,995
Depreciation and amortization                                  --           32,895            4,388         37,283
Interest income                                                --               --            4,631          4,631
Interest expense                                               --               --             (893)          (893)
                                                        ---------        ---------       -----------    -----------
     Net income (loss)                                  $ 198,321        $(318,318)      $ (342,328)    $ (462,325)
                                                        =========        =========       ===========    ===========
Cash                                                    $      --               --       $1,404,763     $ 1,404,763
Accounts receivable, net                                  674,717          115,097               --         789,814
Inventory                                                  26,162          172,526               --         198,688
Loans receivable                                           91,661               --               --          91,661
Prepaid Expenses                                               --               --          107,650         107,650
Fixed assets, net                                              --          341,941           45,984         387,925
Goodwill, net                                                  --           68,819               --          68,819
Patent, net                                                    --          262,319               --         262,319
Loan receivable                                                                               1,376           1,376
Other assets                                                   --               --           76,385          76,385
                                                        ---------        ---------       -----------    -----------
     Total assets                                       $ 792,540        $ 960,702       $1,636,158      $3,389,400
                                                        =========        =========       ===========    ===========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



                                                                         Specialty
                                                       Graphic Arts      Chemicals       Corporate         Total
                                                       ------------      ---------       ----------     -----------
Revenues ....................................           $   447,403      $   291,594     $       --     $  738,997
                                                        ===========      ===========     ===========    ==========


Gross profit..................................          $   110,351      $    96,024     $       --     $  206,375
General and administrative....................               49,463          187,780        190,953        428,196
Depreciation and amortization.................                   --            4,458          5,334          9,792
Interest income...............................                                               17,068         17,068
Interest expense..............................                1,168               --                         1,168
                                                        -----------      -----------     ----------     -----------
Net income (loss).............................          $    59,720      $   (96,214)    $ (179,219)    $ (215,713)
                                                        ===========      ===========     ===========    ==========

Cash     .....................................          $        --               --     $5,340,110     $5,340,110
Accounts receivable, net......................              126,785          142,644             --        269,429
Inventory.....................................                8,005           95,340             --        103,345
Prepaid Expenses..............................                   --               --          6,200          6,200
Fixed assets, net.............................                   --           84,719         44,973        129,692
Goodwill, net.................................                   --           68,819             --         68,819
Patent, net...................................                   --          143,231             --        143,231
Other assets..................................                   --               --          1,385          1,385
                                                        -----------      -----------     ----------     ----------
         Total assets.........................          $   134,790      $   534,753     $5,392,668     $6,062,211
                                                        ===========      ===========     ==========     ==========



3.   ACQUISITION OF OIL WELLS

On April 4, 2003 the Company purchased oil leases for six oil wells in Laramie County, Wyoming (the "Wyoming Wells") for an aggregate purchase price of $97,616. The Company intends to operate the Wyoming Wells and use the wells for testing of its products. During the quarter ended June 30, 2003, the Wyoming Wells produced oil which generated $21,204 in revenues and incurred operating costs and start up maintenance and repair costs of $79,199, much of which is expected to be non-recurring. The Company has capitalized $17,616 for the oil leases and $75,185 for equipment, net of depreciation, amortization and depletion at June 30, 2003. The Company recorded an asset retirement obligation of $30,000 to cover the cost of capping the wells in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company maintains a refundable, interest bearing deposit of $75,000 with the State of Wyoming to cover the costs of eventual capping the wells in the event they are no longer operated or abandoned.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED)


4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. This statement had no effect on the Company's consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranties of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Company's March 31, 2003 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2003. This interpretation had no effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional; subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities no later than July 1, 2003. The Company does not anticipate that this Interpretation will have any impact on its consolidated financial statements.

                              UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

5.   RELATED PARTY TRANSACTIONS

     Martin Rappaport, a significant shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $100,000 per year under the lease, excluding real estate taxes.

6.   STOCK-BASED COMPENSATION

At June 30, 2003 the Company has stock based compensation plans. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. There was no stock based employee compensation charged to expense for the quarters ended June 30, 2003, and 2002. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $9,700, and $0 for the quarters ended June 30, 2003 and 2002.

The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock based compensation:

                                                            For the Quarter Ended June 30,
                                                           --------------------------------
                                                           2003                         2002
                                                           ---------------------------------

Net Loss as reported                                       $(462,325)              $(215,713)


Deduct:
Total stock based employee compensation expense
determined under fair value based method for all awards      (23,250)               (956,875)
                                                           ----------             -----------

Pro forma loss                                             $(439,075)           $ (1,172,588)
                                                           ----------           -------------

Basic and diluted loss per common share

As reported                                                   $(0.02)                 $(0.01)

Pro forma                                                     $(0.02)                 $(0.06)

7.      COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company, in its normal course of business, is subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Texas Oil Field Accident

On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. Hurst, et ano. v. United Energy Corp., et al. Stephen Hurst, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company and other defendants including the owner of the oil well and an oil well servicing company. Simmons, et ano. v. United Energy Corp., et al. Larry Simmons, whose injuries were not as serious as

                              UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

those of Mr. Hurst, and his wife, have also commenced a suit against the Company. Both actions are in the discovery stage. The Company anticipates that additional actions may be commenced by other individuals who suffered less serious injuries in the accident. The Company cannot at this time quantify or estimate the impact of this litigation on the Company's operations as of June 30, 2003.

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

On or about May 27, 2003, Mr. Hebert's current employer, Fluid Sciences, L.L.C., commenced two actions against the Company and one of its wholly owned subsidiaries, Nor Industries, Inc. One of the actions was commenced in the 15th Judicial District Court, Lafayette Parish, Louisiana. This action seeks a declaratory judgment that the agreements between the Company and Mr. Hebert are not enforceable against Fluid Sciences, L.L.C as a matter of Louisiana's public policy and laws. In addition the action seeks judgment that the Company's efforts to enforce its agreements with Mr. Hebert are in restraint of trade and constitute unfair competition entitling Fluid Sciences, L.L.C. to injunctive relief and damages.

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

Sales Commission Claim

On or about July 26, 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as the sales representative to the Company and in that capacity made sales of the Company's products to the United States government and to commercial entities. Plaintiffs further allege that the Company failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of the Company's products made by plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has been scheduled. The Company believes it has meritorious defenses to the claims asserted in the action and intends vigorously to defend the case.

SMK Industries, Inc. v. Nor Graphics, Inc.

In its Form-10K for the fiscal year ended March 31, 2002, the Company reported with respect to an action commenced against it in 1997 by SMK Industries seeking damages for breach of contract of approximately $120,000. On June 18, 2003, the Company and plaintiff have reached an agreement to settle and discontinue the lawsuit. In the settlement, the Company will pay an aggregate of $75,000 in three installments, which was accrued for in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology, telecommunication and postal costs.

OVERVIEW

     United Energy considers its primary focus to be the development, manufacture and sale of environmentally friendly specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R) multifunctional dispersant and its family of related products KX-91(R) and KH-30S(R) used as oil and gas well, pipeline, and storage tank cleaners.

     KH-30(R) is an environmentally friendly, non-petroleum based product that is biodegradable. When applied in accordance with United Energy's recommended procedures KH-30(R) has resulted in substantial production increases of between two and five times in paraffin and asphaltene-affected oil and gas wells. In addition, KH-30(R) has proven effective as a "downstream application" which results in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. This product has yet to achieve any significant market penetration, however, the Company has recently received significant sample orders from operations in several countries throughout the world and many states throughout the USA.

     On October 9, 2002, the Company announced the filing of a comprehensive patent for its new S2 System. The S2 System employs new technology to maintain the flow of oil and gas throughout all phases of the production, transportation, refinery and storage process in the oil and gas industry. The S2 System is a light-weight, compact, mobile device, which can economically generate high volumes of steam at controllable pressures and temperatures using non-petroleum based fuel. In conjunction with the injection of KH-30(R) and its related family of products, the S2 System will be used to melt paraffin and asphaltene deposits, and to inhibit the formation of new blockages, maintaining peak performance of equipment for an extended time period. The company also believes that this system has application in other non-petroleum based uses where large volumes of high temperature steam are required.

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

     Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is another in the Company's line of environmental products in that it is environmentally friendly and biodegradable, which the Company believes to be particularly appealing in fresh water marine applications. The product is being tested on pleasure boats throughout the United States and Europe. We expect to begin sales of the product by the fourth quarter of the fiscal year ending on March 31, 2004. A patent application on this product is in process. We are applying for trademark protection both nationally and internationally for our "Slick Barrier" product.

     In November 1998, United Energy acquired all of the outstanding shares of Green Globe in exchange for 30,000 shares of United Energy common stock. Green Globe is operated as a separate subsidiary of United Energy and sells its products under the trade name Qualchem(TM). The acquisition of Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Of particular note in the Green Globe line was the development of dual package cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The wipes were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Revenues. Revenues for the quarter ended June 30, 2003 were $628,741, a $110,256, or 15% decrease from revenues of $738,997 in the comparable quarter of 2002. The decrease in revenues was primarily due to a $170,618 decrease in sales of our military products through the company's Green Globes subsidiary. We believe that in 2002, the US Government stocked up on orders and then cut its orders in 2003 due to other military priorities. In the first quarter of 2003 sales of UNIPROOF(R) proofing paper increased by approximately $68,500 as deliveries to our primary client increased by $152,200 which was offset by lower sales to other clients. UNIPROOF(R) sales tend to be seasonal with larger request for the product in the first and third quarters of our fiscal year. Specialty Chemicals, which includes sales of our KH-30(R) products and Green Globe/Qualchem military sales, decreased to $166,399 or 43% compared to $291,594 in the comparable quarter in the previous year. The decrease was substantially due to lower sales of Green Globe/Qualchem military sales. This was offset in part by a substantial increase in our KH-30(R) family of oil field dispersant products which increased 56% to $126,331 from $80,908 in the prior year.

     Cost of Goods Sold. Cost of goods sold decreased $206,700 or 39% to $325,922 or 52% of sales, for the three months ended June 30, 2003 from $532,622 or 72% of sales, for the three months ended June 30, 2002. The decrease in cost of goods sold and lower percentage of sales was primarily due to the higher sales levels and margins on UNIPROOF(R) paper sales and our KH-30(R) family of oil field dispersant products. This was partially offset by the larger decline in military sales which tend to be lower margin, higher cost products.

     Gross Profit. Gross profit for the three months ended June 30, 2003 increased by $96,444 or 47% to $302,819 or 48% of sales compared with $206,375 or 28% of sales in the prior year. The increase in gross margin reflects the higher level sales and improved margins on UNIPROOF(R) paper and our KH-30(R) family of oil field dispersant products and the reduced volume of sales of our lower margin Green Globe/Qualchem military sales.

OPERATING COSTS AND EXPENSES

     General and Administrative Expenses. General and administrative expenses increased $245,408 to $673,604 or 57% or 107% of revenues for the three months ended June 30, 2003 from $428,196, or 58% of revenues for the three months ended June 30, 2002. The increase in general and administrative expenses is primarily related to legal costs including certain litigation expenses, salaries and benefits of the new staff added beginning in May 2002, travel and entertainment costs related to marketing and client development.

     Depreciation and Amortization. Depreciation and Amortization increased to $37,283 from $9,792 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S2 System equipment, capitalized legal costs related to patent filings for our S2 System and KH-30(R) family of products, and acquisition of fixed assets related to the oil wells. Depletion expense was not significant.

     Oil Well Operating and Maintenance Cost - net. During the three months ended June 30, 2003, the wells produced oil which generated $21,204 in revenues and incurred operating costs and startup maintenance and repair costs of $79,199, much of which is expected to be non-recurring.

     Interest Expense, Net of Interest Income. The Company had net interest income of $3,738 for the three months ended June 30, 2003 compared with net interest income of $15,900 in the corresponding period in 2002. The decrease was due primarily to the lower investment earnings on the reduced remaining funds raised from the private placement on May 14, 2002.

     Net Loss. The three months ended June 30, 2003 resulted in a net loss of $(462,325) or $(0.02) per share as compared to a net loss of $(215,713) or $(0.01) per share for the three months ended June 30, 2002. The increase in the loss in the quarter ended June 30, 2003 is the result of a higher level of general and administrative expenses offset in part by higher gross margin on sales. The average number of shares used in calculating earnings per share increased to 22,180,270 shares from 16,279,171 as a result of the 6,000,000 shares issued in the private placement on May 14, 2002.

LIQUIDITY AND CAPITAL RESOURCES.

     As of June 30, 2003 the Company had $1,404,763 in cash and cash equivalents, accounts receivable of $789,814 inventory of $198,688, notes receivable of $91,661 and prepaid expenses and other assets of $107,650 for a total of $2,592,576 of current assets. As of March 31, 2003, the Company had $2,120,942 in cash, accounts receivable of $496,715, inventories of $211,344, note receivable of 149,034 and prepaid expenses and other assets of $104,527 for a total of $3,082,562 of current assets.

     Accounts receivable increased to $789,814 at June 30, 2003 from $496,715 at March 31, 2003 reflecting a large sale of of UNIPROOF(R) paper just before the end of the quarter and extended payment terms to customers as incentives. The allowance for doubtful accounts was decreased to $33,055 at June 30, 2003 from $48,113 at March 31, 2003 reflecting the risk of collection on certain accounts.

     Inventories at June 30, 2003 were $198,688 compared with $211,344 at March 31, 2003, a decrease of $12,656. The slightly lower inventory levels are indicative of lower levels of finished UNIPROOF(R) paper stock on hand and usage of pre-stocked inventory to meet our KH-30(R) family of oil field dispersant products sales during the current quarter to meet customer orders. In most cases UNIPROOF(R) and Green Globe/Qualchem products are shipped as soon as produced.

     Property and Equipment net of accumulated depreciation increased to $357,925 at June 30, 2003 from $268,597 at March 31, 2003 reflecting approximately $23,890 in expenditures for production equipment and approximately $97,616 for 6 oil wells and related lease and equipment in Wyoming primarily for testing of our oil dispersant products.

     On April 4, 2003 the Company purchased oil leases for six oil wells in Laramie County, Wyoming for an aggregate purchase price of $97,616. The Company intends to operate the Wyoming Wells and use the wells for testing of its products. During the quarter ended June 30, 2003, the Wyoming Wells produced oil which generated $21,204 in revenues and incurred operating costs and start up maintenance and repair costs of $79,199, much of which is expected to be non-recurring. The Company has capitalized $17,616 for the oil leases and $75,185 for equipment, net of depreciation, amortization and depletion at June 30, 2003. The Company maintains a refundable, interest bearing deposit of $75,000 with the State of Wyoming to cover the costs of eventual capping the wells in the event they are no longer operated or abandoned.

     Patents increased to $262,319 at June 30, 2003 from $229,508 at March 31, 2003 reflecting expenditures of approximately $37,900 consisting of legal expenses in support of patent applications for our KH-30(R) and S2 System products net of accumulated depreciation.

     Current Liabilities increased by $129,078 to $865,465 at June 30, 2003 from $736,387 at March 31, 2003. The increase is primarily due to the increase in accounts payable reflecting the timing of payment of bills. Additionally, current liabilities includes certain accrued legal and other expenses primarily associated with the private placement and owed to related parties in the amount of $244,141 as of June 30, 2003 and March 31, 2003 which remain unpaid and in dispute with a former related party.

     Net Cash Used in Operating Activities. Net cash used in operating activities increased to $557,457 in the three months ended June 30, 2003 compared to $87,178 for the three month period ended June 30, 2002. The increase in net cash used in operations resulted primarily from an increase in the operating loss to $462,325 for the three months ended June 30, 2003 compared with $215,713 for the comparable period in 2002 and a use of cash resulting from the increase in accounts receivables. This was in part offset by an increase in accounts payable of $129,078 due to the timing of payments during the three months ended June 30, 2003 compared with a use in cash of $214,638 the three month period ended June 30, 2002 whereby the company used the proceeds of its stock offering to pay down accounts payable.

     Cash Flows from Investing Activities. The Company expended $158,722 during the three months ended June 30, 2003 for non-recurring capital expenditures. This consisted of $97,616 for the acquisition of six oil leases and related production equipment in Wyoming. The remainder was primarily for legal fees for patents related to its KH-30(R) family of oil field dispersant products and manufacture of several S2 System production units. This compared to $136,924 during the three month period ended June 30, 2002 primarily for furniture computer equipment, leasehold improvements and patent application costs. The Company has no material commitments for future capital expenditures.

     Cash Provided by Financing Activities. There was no net cash provided by financing activities during the three months ended June 30, 2003 compared with $5,365,800 during the three month period ended June 30, 2002 reflecting the net proceeds from the Private Placement offset by the repayment of the $150,000 balance of the line of credit in May 2002.

     Although the Company had significant cash outflows during the quarter, much of these expenditures are expected to be non-recurring and were required to increase its sales and marketing efforts. United Energy believes that its existing cash will be sufficient to enable it to meet its future working capital needs for at least the next twelve months, at its current operating levels. The Company is focusing its efforts on improving the existing products, completing testing on products, protecting the intellectual property of the Company through perfecting certain patents and trademarks, and extensively marketing the existing products. During the three months ended June 30, 2003 the Company has continued its efforts to reduce costs through cutback on certain services while continuing to market its products.

CONCENTRATION OF RISK

     The Company sells its UNIPROOF(R) proofing paper to three customers. One of those customers constitutes 93% of Graphic Arts sales and 72% of total customer sales for the three month period ended June 30, 2003. Although our relationship with this customer continues to be excellent, loss of this customer would have adverse financial consequences to the Company.

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

Texas Oil Field Accident

On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. Hurst, et ano. v. United Energy Corp., et al. Stephen Hurst, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company and other defendants including the owner of the oil well and an oil well servicing company. Simmons, et ano. v. United Energy Corp., et al. Larry Simmons, whose injuries were not as serious as those of Mr. Hurst, and his wife, have also commenced a suit against the Company. Both actions are in the discovery stage. The Company anticipates that additional actions may be commenced by other individuals who suffered less serious injuries in the accident. The Company cannot at this time quantify or estimate the impact of this litigation on the Company's operations as of June 30, 2003.

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

On or about May 27, 2003, Mr. Hebert's current employer, Fluid Sciences, L.L.C., commenced two actions against the Company and one of its wholly owned subsidiaries, Nor Industries, Inc. One of the actions was commenced in the 15th Judicial District Court, Lafayette Parish, Louisiana. This action seeks a declaratory judgment that the agreements between the Company and Mr. Hebert are not enforceable against Fluid Sciences, L.L.C as a matter of Louisiana's public policy and laws. In addition the action seeks judgment that the Company's efforts to enforce its agreements with Mr. Hebert are in restraint of trade and constitute unfair competition entitling Fluid Sciences, L.L.C. to injunctive relief and damages.

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

Sales Commission Claim

On or about July 26, 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as the sales representative to the Company and in that capacity made sales of the Company's products to the United States government and to commercial entities. Plaintiffs further allege that the Company failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of the Company's products made by plaintiffs. The complaint seeks an accounting , compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has been scheduled. The Company believes it has meritorious defenses to the claims asserted in the action and intends vigorously to defend the case.

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

        None

ITEM 5.        OTHER INFORMATION

        None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

               31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

               32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906

               32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906

         (b)   Reports on Form 8-K.

               On or about May 29, 2003 the Company filed a current report on Form 8-K regarding the resignation of Rodney I. Woods as President and a Director of the Company.

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                                  JUNE 30, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      UNITED ENERGY CORP.

      Dated:   August 19, 2003


      By:      /s/ Sanford M. Kimmel
               ------------------------
               Sanford M. Kimmel,
               Chief Financial Officer

                                                                    EXHIBIT 32.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of United Energy Corp. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Wilen, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  August 19, 2003             By: /s/ Ronald Wilen
                                        -----------------
                                            Ronald Wilen
                                            Chairman and Chief Executive Officer

This certification accompanies this Report on Form 10-Q pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Energy Corp. (the
"Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sanford
M. Kimmel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  August 19, 2003             By: /s/ Sanford M. Kimmel
                                       ----------------------
                                            Sanford M. Kimmel
                                            Chief Financial Officer


This certification accompanies this Report on Form 10-Q pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 31.1


                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


         I, Ronald Wilen, Chairman and Chief Executive Officer of United Energy Corp. (the "Registrant"), certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of the Registrant;

         (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

         (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) [Paragraph omitted in accordance with SEC transition instructions]

                  (c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon based such evaluation; and

                  (d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

         (5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:   August 19, 2003            By: /s/ Ronald Wilen
                                       -----------------------------------------
                                       Ronald Wilen
                                       Chairman and Chief Executive Officer

                                                                    EXHIBIT 31.2

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

         I, Sanford M. Kimmel, Chief Financial Officer of United Energy Corp. (the "Registrant"), certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of the Registrant;

         (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

         (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) [Paragraph omitted in accordance with SEC transition instructions]

                  (c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon based such evaluation; and

                  (d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

         (5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.


Dated:   August 19, 2003            By: /s/ Sanford M. Kimmel
                                       -----------------------------------------
                                        Sanford M. Kimmel
                                        Chief Financial Officer