Form 10-Q
period 2003-09-30
UNITED ENERGY CORP /NV/
filed 2003-12-02
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q

                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding as of December 2, 2003
         Common Stock, $.01 par value                  22,180,270 shares

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Consolidated balance sheets September 30, 2003
                 (Unaudited) and March 31, 2003                                3

                 Consolidated statements of operations for the three
                 months and six months ended September 30, 2003
                 (Unaudited) and 2002 (Unaudited)                              4

                 Consolidated statement of stockholders' equity for the
                 six months ended September 30, 2003 (Unaudited)               5

                 Consolidated statements of cash flows for the six
                 months ended September 30, 2003 (Unaudited) and 2002
                 (Unaudited)                                                   6

                 Notes to consolidated financial statements                    7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          14

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk                                                  20

Item 4           Controls and Procedures                                      20

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings                                            21

Item 2.          Changes in Securities and Use of Proceeds                    21

Item 3.          Defaults upon Senior Securities                              21

Item 4.          Submission of Matters to a Vote of Security Holders          21

Item 5.          Other Information                                            21

Item 6.          Exhibits and Reports on Form 8-K.                            21

Signatures                                                                    22

Certifications                                                                23

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,      MARCH 31,
                                                                                               2003              2003
                                                                                           -------------     -------------
                                                                                            (UNAUDITED)

                                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                        $ 795,842      $ 2,120,942
Accounts receivable, net of allowance for doubtful accounts                                        567,058          496,715
       of $66,488 and $48,113, respectively
Inventory, net of allowance of $16,290 and $16,290, respectively                                   188,702          211,344
Note receivable, net of reserve of $40,857 and $30,000,                                             82,952          149,034
       respectively

Prepaid expenses and other current assets                                                           61,559          104,527
                                                                                              -------------     -------------
     Total current assets                                                                        1,696,113        3,082,562


PROPERTY AND EQUIPMENT, net of accumulated depreciation
               and amortization of $157,592 and $93,032, respectively                              411,874          268,597
OTHER ASSETS:
Goodwill, net of accumulated amortization of $17,704 and                                            68,819           68,819
       $17,704, respectively
Patents, net of accumulated amortization of $54,649 and                                            269,952          229,508
       $44,253, respectively
Loan receivable, net of reserve of $107,705 and                                                        676            2,076
       $107,705, respectively
Deposits                                                                                            76,385           31,385
                                                                                               ------------     -------------
Total assets                                                                                   $ 2,523,819      $ 3,682,947
                                                                                               ============     ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                 $ 401,122        $ 158,048
Accrued expenses                                                                                   182,561          334,198
Due to related party                                                                               244,141          244,141
                                                                                                -------------     -------------
Total current liabilities                                                                          827,824          736,387

Asset retirement obligation                                                                         30,000               --
                                                                                                -------------     -------------
        Total liabilities                                                                          857,824          736,387
                                                                                                -------------     -------------
STOCKHOLDERS' EQUITY:
    Common stock; 100,000,000 shares authorized of $0.01 par value,
                     22,180,270 shares issued and outstanding
                     at September 30, 2003 and March 31, 2003                                      221,802          221,802
Additional paid-in capital                                                                      10,708,452       10,698,752
Accumulated deficit                                                                             (9,264,259)      (7,973,994)
                                                                                                -------------     -------------
Total stockholders' equity                                                                       1,665,995        2,946,560
                                                                                                -------------     -------------
Total liabilities and stockholders' equity                                                     $ 2,523,819      $ 3,682,947
                                                                                               ==============   ===============


         The accompanying notes are an integral part of these consolidated financial statements.


                                       3


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                             ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,

                                                      2003               2002                 2003                   2002
                                                      ----               ----                 ----                   ----
                                                              (UNAUDITED)                           (UNAUDITED)

REVENUES, net                                     $  66,401           $ 625,612             $ 695,142             $ 1,364,609

COST OF GOODS SOLD                                   32,404             320,498               358,326                 853,120
                                                -----------         ------------          -----------            ------------

Gross profit                                         33,997             305,114               336,816                 511,489
                                                -----------         ------------          -----------            ------------

OPERATING EXPENSES:
  General and administrative                        793,221           1,058,976             1,466,825               1,487,172
  Oil well operating and maintenance cost-net        32,872                 -                  90,867                      -
  Depreciation, amortization and depletion           37,673              23,245                74,956                  33,037
                                                -----------         ------------          -----------            ------------
        Total operating expenses                    863,766           1,082,221             1,632,648               1,520,209
                                                -----------         ------------          -----------            ------------

        Loss from operations                       (829,769)           (777,107)           (1,295,832)             (1,008,720)
                                                -----------         ------------          -----------            ------------

OTHER INCOME (EXPENSE), net:
        Interest income                               2,638              19,056                 7,269                  36,124
        Interest expense                               (809)                 -                 (1,702)                 (1,168)
                                                -----------         ------------          -----------            ------------
        Total other income (expense), net             1,829              19,056                 5,567                  34,956
                                                -----------         ------------          -----------            ------------

            Net loss                            $  (827,940)        $  (758,051)          $(1,290,265)            $  (973,764)
                                                ===========         ============          ===========            ============

BASIC AND DILUTED LOSS PER SHARE                $     (0.04)        $     (0.03)          $     (0.06)           $      (0.05)
                                                ===========         ============          ===========            ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
       basic and diluted                         22,180,270          22,180,270            22,180,270              20,737,647
                                                ===========         ============          ===========            ============


The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

                                                    Common Stock                    Additional
                                                                                     Paid-In          Accumulated
                                               Shares              Amount             Capital           Deficit             Total
                                               ------              ------             -------           -------             -----

BALANCE, March 31, 2003                       22,180,270         $ 221,802        $ 10,698,752        $ (7,973,994)     $ 2,946,560
Options granted in
     consideration for services                       --                --               9,700                 --              9,700

Net loss                                              --                --                  --          (1,290,265)      (1,290,265)
                                             ---------------------------------------------------------------------------------------
BALANCE, September 30, 2003                   22,180,270         $ 221,802        $ 10,708,452        $ (9,264,259)     $ 1,665,995
                                             =======================================================================================


 The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  FOR THE SIX MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                              ----------------------------
                                                                                               2003                  2002
                                                                                               ----                  ----
                                                                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $    (1,290,265)         $  (973,764)

Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                             74,956               33,037
      Options granted in consideration for services                                              9,700                   -
Changes in operating assets and liabilities
      Increase in accounts receivable, net                                                     (70,343)            (330,866)
      Decrease in inventory, net                                                                22,642               18,119
      Decrease in note receivable                                                               66,082                   -
      Decrease in prepaid expenses                                                              42,968               27,305
      Increase in other assets                                                                 (45,000)              (1,041)
      Increase in related party payable                                                            --               102,654
      Increase in accounts payable and accrued expenses                                         91,437               84,946
                                                                                           ------------         ------------

            Net cash used in operating activities                                           (1,097,823)          (1,039,610)
                                                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on loan receivable                                                                 1,400             (112,333)
     Payments for patents                                                                      (50,840)             (63,558)
     Payments for acquisition of property and equipment                                       (177,837)            (314,221)
                                                                                           ------------         ------------
        Net cash used in investing activities                                                 (227,277)            (490,112)
                                                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of line of credit                                                                     -              (150,000)
     Payments of private placement costs                                                            -              (484,200)
     Proceeds from issuance of common stock                                                         -             6,000,000
                                                                                           ------------         ------------

         Net cash provided by financing activities                                                  -             5,365,800
                                                                                           ------------         ------------

         Net (decrease) increase  in cash and cash equivalents                              (1,325,100)           3,836,078

CASH AND CASH EQUIVALENTS, beginning of period                                               2,120,942              198,412
                                                                                           ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                               $       795,842          $ 4,034,490
                                                                                           ===========          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period
          Interest                                                                     $         1,702                1,168
                                                                                            ==========                =====
          Income taxes                                                                 $         1,780                   -
                                                                                            ==========                =====


        The accompanying notes are an integral part of these consolidated financial statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

1.    BASIS OF PRESENTATION AND GOING CONCERN

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2003 (unaudited) and the results of its operations for the three months and six months ended September 30, 2003 and 2002 (unaudited) and cash flows for the six months ended September 30, 2003 and 2002(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and six months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2004.

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

      Going Concern - During the past two fiscal years ended March 31, 2003 and 2002, the Company has recorded aggregate losses from operations of $4,194,000 and has incurred total negative cash flow from operations of $3,034,000 for the same two-year period. During the six months ended September 30, 2003 the Company experienced a net loss from operations of $1,290,265 and negative cash flow from operating activities of $1,097,823. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Liquidity - The Company's continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company's product lines. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts. The Company is currently investigating with certain major shareholders to provide for additional sources of capital.

2.    SEGMENT INFORMATION

      Under the provision of SFAS No. 131, the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months and six months ended September 30, 2003 and 2002.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      The Company's total revenues and net loss by segment for the three month period ended September 30, 2003 and identifiable assets as of September 30, 2003 are as follows:

                                                              Specialty
                                             Graphic Arts     Chemicals       Corporate          Total
                                             ------------     ---------       ---------          -----
Revenues                                      $   1,810       $   64,591     $        --      $    66,401
                                              =========       ==========     ===========      ===========
Gross profit                                  $     676       $   33,321     $        --      $    33,997
General and administrative                       64,842          353,673         374,706          793,221
Oil well operating and maintenance cost-net          --           32,872              --           32,872
Depreciation, amortization and depletion             --           33,286           4,387           37,673
Interest income                                      --               --          (2,638)         ( 2,638)
Interest expense                                     --              113             696              809
                                              ---------       ----------      ----------      -----------
     Net loss                                 $ (64,166)      $ (386,623)     $ (377,151)     $  (827,940)
                                              =========       ==========      ==========      ===========
Cash and cash equivalents                     $      --       $       --      $  795,842      $   795,842
Accounts receivable, net                        496,982           70,076              --          567,058
Inventory, net                                   26,162          162,540              --          188,702
Note receivable, net                             82,952               --              --           82,952
Prepaid expenses                                     --               --          61,559           61,559
Property and equipment, net                          --          371,277          40,597          411,874
Goodwill, net                                        --           68,819              --           68,819
Patents, net                                         --          269,952              --          269,952
Loan receivable, net                                 --               --             676              676
Deposits                                             --               --          76,385           76,385
                                              ---------       ----------      ----------      -----------
     Total assets                             $ 606,096        $ 942,664      $  975,059       $2,523,819
                                              =========        =========      ==========       ==========


         The Company's total revenues and net income (loss) by segment for the six month period ended September 30, 2003, are as follows:


                                                              Specialty
                                             Graphic Arts     Chemicals       Corporate          Total
                                             ------------     ---------       ---------          -----
Revenues                                      $ 485,357       $  209,785      $       --      $   695,142
                                              =========       ==========     ===========      ===========
Gross profit                                  $ 244,230       $   92,586      $       --      $   336,816
General and administrative                      110,075          640,366         716,384        1,466,825
Oil well operating and maintenance cost-net                       90,867                           90,867
Depreciation, amortization and depletion             --           66,181           8,775           74,956
Interest income                                      --               --          (7,269)         (7,269)
Interest expense                                     --              113           1,589            1,702
                                              ---------       ----------      ----------      -----------
     Net income (loss)                        $ 134,155        $(704,941)     $ (719,479)     $(1,290,265)
                                              =========        =========      ==========      ===========


                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      The Company's total revenues and net income (loss) by segment for the three month period ended September 30, 2002 and identifiable assets as of September 30, 2002, are as follows:

                                                              Specialty
                                             Graphic Arts     Chemicals       Corporate          Total
                                             ------------     ---------       ---------          -----
Revenues                                      $ 542,519       $   83,093      $       --      $   625,612
                                              =========       ==========     ===========      ===========
Gross profit                                  $ 221,070       $   84,044      $       --      $   305,114
General and administrative                       46,620          619,810         392,546        1,058,976
Depreciation, amortization and depletion             --           12,785          10,460           23,245
Interest income                                      --               --         (19,056)         (19,056)
                                              ---------       ----------      ----------      -----------
     Net income (loss)                        $ 174,450       $ (548,551)     $ (383,950)     $  (758,051)
                                              =========       ==========      ==========      ===========
Cash and cash equivalents                     $      --               --      $4,034,490      $ 4,034,490
Accounts receivable, net                        493,448           55,522              --          548,970
Inventory, net                                  110,752          158,986              --          269,738
Loans receivable, net                                --          100,000          12,333          112,333
Prepaid expenses                                     --           84,306           5,516           89,822
Property and equipment, net                          --          252,865          51,489          304,354
Goodwill, net                                        --           68,819              --           68,819
Patents, net                                         --          186,179              --          186,179
Other assets                                         --               --           2,903            2,903
                                              ---------       ----------      ----------      -----------
Total assets                                  $ 604,200       $  906,677      $4,106,731      $ 5,617,608
                                              =========       ==========      ==========      ===========


      The Company's total revenues and net income (loss) by segment for the six month period ended September 30, 2002, are as follows:

                                                              Specialty
                                             Graphic Arts     Chemicals       Corporate          Total
                                             ------------     ---------       ---------          -----

Revenues                                      $ 989,922       $  374,687      $       --      $ 1,364,609
                                              =========       ==========      ==========      ===========
Gross profit                                  $ 331,421       $  180,068      $       --      $   511,489
General and administrative                       96,083          807,590         583,499        1,487,172
Depreciation, amortization and depletion             --           17,243          15,794           33,037
Interest income                                      --               --         (36,124)         (36,124)
Interest expense                                  1,168               --              --            1,168
                                              ---------       ----------      ----------      -----------
     Net income (loss)                        $ 234,170        $(644,765)     $ (563,169)     $  (973,764)
                                              =========       ==========      ==========      ===========


3.    ACQUISITION OF OIL WELL LEASES

      On April 4, 2003, the Company purchased oil leases for six oil wells in Laramie County, Wyoming (the "Wyoming Wells") for an aggregate purchase price of $97,616. The Company intends to operate the Wyoming Wells and use the wells for testing of its products. During the six months ended September 30, 2003, the Wyoming Wells produced oil which generated $26,053 in revenues and incurred operating costs and start-up maintenance and repair costs of $116,920, much of which is expected to be non-recurring. The Company has capitalized $17,486 for the oil leases and $74,286 for equipment, net of depreciation, amortization and depletion at September 30, 2003. The Company recorded an asset retirement obligation of $30,000 to cover the cost of capping the wells in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company maintains a refundable, interest-bearing deposit of $75,000 with the State of Wyoming to cover the costs of eventual capping the wells in the event they are no longer operated or abandoned.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. This statement had no effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. SFAS 148:

         o requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note for entities that use the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees", to account for employee stock compensation for any period presented, their accounting policies note should include a tabular presentation of pro forma net income and earnings per share using the fair value method.

         o permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods - the prospective method, the modified prospective method, or the retroactive restatement method. The prospective transition method, however, will not be available for entities that initially apply the fair value method in fiscal years beginning after December 15, 2003.

         o requires interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities no later than July 1, 2003. This Interpretation had no effect on the Company's consolidated financial statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5.    RELATED-PARTY TRANSACTIONS

      Martin Rappaport, a significant shareholder and director of the Company, owns the property from which the Company leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $100,000 per year under the lease, excluding real estate taxes. We believe that the lease is at fair market value with comparable leases for similar facilities.

6.    STOCK-BASED COMPENSATION

      At September 30, 2003, the Company has stock-based compensation plans. As permitted by SFAS No.123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. There was no stock-based employee compensation charged to expense for the six months ended September 30, 2003 and 2002. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock-based compensation for non-employees was $9,700 and $0 for the six months ended September 30, 2003 and 2002, respectively.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

                                                  For the Three Months               For the Six Months
                                                  Ended September 30,                Ended September 30,
                                                  2003            2002               2003            2002
                                             --------------------------         ---------------------------
Net Loss  as reported                        $  (827,940)     $(758,051)        $(1,290,265)    $  (973,764)

Deduct:
Total stock based employee compensation
Expense determined under fair value based
method for all awards                         (1,144,763)      (201,891)         (1,168,013)     (1,158,766)
                                             -----------      ---------         -----------     -----------
Pro forma loss                               $(1,972,703)     $(959,942)        $(2,458,278)    $(2,132,530)
                                             -----------      ---------         -----------     -----------

Basic and diluted loss per common share

As reported                                       $(0.04)        $(0.03)             $(0.06)         $(0.05)

Pro forma                                         $(0.09)        $(0.04)             $(0.11)         $(0.10)


7.    COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries, in the normal course of their respective businesses, are parties to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Texas Oil Field Accident

On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. There are two lawsuits pending against the Company in Texas state court in Crane County, arising from this incident. (1) Hurst, et ano. v. United Energy Corp., et al. Stephen Hurst, who lost an arm and sustained serious other injuries in the accident and his wife have commenced a suit against the Company and other defendants including the owner of the oil well and an oil well servicing company. (2) Simmons, et ano. v. United Energy Corp., et al. Larry Simmons, whose injuries were not as serious as those of Mr. Hurst, and his wife have also commenced a suit against the Company. Both actions are in the discovery stage. The Company anticipates that additional actions may be commenced by other individuals who suffered less serious injuries in the accident. The Company cannot at this time quantify or estimate the impact of this litigation on the Company's operations as of September 30, 2003.

In addition to the above-described litigation, OSHA commenced an investigation into the accident. On April 8, 2003, OSHA issued its Citation and Notification of Penalty which found that the Company had committed violations of certain applicable rules, including having failed to provide at or in proximity to the site a person or persons adequately trained to render first aid with adequate first aid supplies available and having failed to develop, implement or maintain at the site a written hazard communication program describing how safety criteria will be met. OSHA proposed a fine of $3,000 for these violations, which the Company has paid.

Litigation Concerning A Former Employee

On or about May 16, 2003, the Company commenced an action against Jon Hebert, a former employee of the Company in the United States District Court for the District of New Jersey, seeking preliminary and permanent

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


injunctive and other relief for violations by Mr. Hebert of employment and non-disclosure agreements between him and the Company, resulting in alleged disclosures by Hebert of the Company's confidential and proprietary information and wrongful solicitation of the Company's customers. The Company alleges that sales of products manufactured or distributed by Hebert's new employer may, in addition, infringe the Company's patents. After a hearing on the Company's motion for a preliminary injunction, the Court denied the motion, but ordered expedited proceedings in the matter.

On or about May 27, 2003, Mr. Hebert's current employer, Fluid Sciences, L.L.C., commenced two actions against the Company and one of its wholly-owned subsidiaries, Nor Industries, Inc. One of the actions was commenced in the 15th Judicial District Court, Lafayette Parish, Louisiana. This action seeks a declaratory judgment that the agreements between the Company and Mr. Hebert are not enforceable against Fluid Sciences, L.L.C as a matter of Louisiana's public policy and laws. In addition the action seeks judgment that the Company's efforts to enforce its agreements with Mr. Hebert are in restraint of trade and constitute unfair competition entitling Fluid Sciences, L.L.C. to injunctive relief and damages. In June, 2003, the Company moved this action to the United States District Court for the Western District of Louisiana. In October 2003, the action was administratively stayed pending the outcome of the action described in the preceding paragraph which was brought in the United States District Court for the District of New Jersey by the Company against Mr. Hebert.

On or about May 27, 2003, a second action was commenced in the United States District Court for the Western District of Louisiana, entitled Fluid Sciences, L.L.C. v. United Energy Corp. and Nor Industries, Inc. The complaint in this action alleges that Fluid Sciences is entitled to a declaratory judgment that its products do not infringe on the patents of the Company. The Company and its subsidiary intend vigorously to defend the litigation brought by Fluid Sciences, L.L.C.

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

SMK Industries, Inc. v. Nor Graphics, Inc.

In its Form 10-K for the fiscal year ended March 31, 2002, the Company reported an action commenced against it in 1997 by SMK Industries seeking damages for breach of contract of approximately $120,000. On June 18, 2003, the Company and plaintiff reached an agreement to settle and discontinue the lawsuit. As part of the settlement, the Company paid $75,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

      Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; marketing and other industry trends; demographic changes; competition; the loss of any significant customers; availability of working capital, inability to raise additional capital, failure to achieve sales objectives, ability to control expenses, inability to manufacture products, reliance on third parties for raw materials, risks related to compliance to environmental laws, changes in business strategy or development plans; retention of clients not under long-term contract; quality and retention of management; business abilities and judgment of personnel; availability of qualified personnel; protection of proprietary rights, patents and trade secrets and changes in, or the failure to comply with, government regulations.

OVERVIEW

      The Company considers its primary focus to be the development, manufacture and sale of environmentally friendly specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R) multifunctional dispersant and its family of related products KX-91(R), KH-305(R), KX-100(R) and KX-101D(R) used as oil and gas well, pipeline and storage tank cleaners.

      KH-30(R) and its related family of products is an environmentally friendly, non-petroleum based product that is biodegradable. When applied in accordance with the Company's recommended procedures, KH-30(R) has resulted in substantial production increases of between two and five times in paraffin and asphaltene-affected oil and gas wells. In addition, KH-30(R) has proven effective as a "downstream application" which results in cleaner flow lines and holding tanks. KH-30(R) has also been tested to be refinery compatible in that it contains no materials that are harmful to the refining process. This product has yet to achieve any significant market penetration; however, the Company has recently received a number of requests for promotional samples from prospective customers in several countries throughout the world and many states in the U.S.

      On October 9, 2002, the Company announced the filing of a comprehensive patent for its new S2 System. The S2 System employs new technology to maintain the flow of oil and gas throughout all phases of the production, transportation, refinery and storage process in the oil and gas industry. The S2 System is a light-weight, compact, mobile device, which can economically generate high volumes of steam at controllable pressures and temperatures using non-petroleum based fuel. In conjunction with the injection of KH-30(R) and its related family of products, the S2 System will be used to melt paraffin and asphaltene deposits, and to inhibit the formation of new blockages, maintaining peak performance of equipment for an extended time period. The Company also believes that this system has applications in other non-petroleum based uses where large volumes of high temperature steam are required.

      One of the Company's graphic arts products is a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. The Company developed this formulation over several years of testing. The Company's patent attorneys have informed the Company that the formulation is technically within the public domain as being within the scope of an expired DuPont patent. However, the exact formulation utilized by the Company has not been able to be duplicated by others and is protected by the Company as a trade secret. The product is marketed under the trade name UNIPROOF(R). Most recently UNIPROOF(R) has been made in a thinner configuration so it can now be used by book publishers as well as other printers.

      The Company's business plan is to use UNIPROOF(R) proofing paper sales to provide the cash flow to support world wide marketing efforts for its KH-30(R) and, to a lesser extent, the other specialty chemical products developed by the Company. The Company has an arrangement with Alameda Company of Anaheim, California to distribute UNIPROOF(R) proofing paper on a non-exclusive basis. The Company seeks additional distributors to sell the UNIPROOF(R) product.

      The Company's chemists have also developed an environmentally friendly fire-retardant agent named FR-15. FR-15 begins as a concentrate which can be mixed with varying amounts of water, depending on the anticipated use. FR-15 mixture also resists re-ignition once a fire has been extinguished. This product can also be used to reduce odors, such as those from decomposing garbage, and for soil remediation following petroleum-based contamination. The FR-15 has been developed and successfully tested by several municipal fire departments. The Company does not have any current plans to market this product in the United States.

      Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is another in the Company's line of environmentally friendly products that are biodegradable, which the Company believes to be particularly appealing in fresh water marine applications. The product is being tested on pleasure boats throughout the United States and Europe. A patent application on this product has been filed, and the Company is applying for trademark protection both nationally and internationally for the "Slick Barrier" product.

      In November 1998, the Company acquired all of the outstanding shares of Green Globe in exchange for 30,000 shares of the Company's common stock. Green Globe is operated as a separate subsidiary of the Company and sells its products under the trade name Qualchem(TM). The acquisition of Green Globe gives the Company access to the chemistry and product lines of Green Globe, which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. The Green Globe product line includes the development of dual package cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The wipes were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

      Revenues. Revenues for the three months ended September 30, 2003 were $66,401, a $559,211, or 89% decrease from revenues of $625,612 in the comparable three months of 2002. The decrease in revenues was primarily a result of no UNIPROOF(R) sales during the quarter. UNIPROOF(R) sales tend to be seasonal with more requests for the product in the first through third quarters of the fiscal year. However, our largest customer did not place any orders for additional UNIPROOF(R) paper in the second quarter. As a result of constraints on scheduling for additional paper production, no additional deliveries of UNIPROOF(R) paper can be made until after December 31, 2003, when supplies of raw paper stock may be available from our vendors. Specialty Chemicals, which includes sales of our KH-30(R) products and Green Globe/Qualchem military sales, decreased by $18,502 to $64,591, or 22% compared to $83,093 in the comparable three months in the previous year. This decrease was due primarily to a decrease in Green Globe/Qualchem military sales. We believe that in 2002, the U.S. Government stocked up on orders and then cut its orders in 2003 due to other military priorities. Sales of our KH-30(R) family of oil field dispersant products were almost identical to the sales in the comparable period in the prior year.

      Cost of Goods Sold. Cost of goods sold decreased $288,094, or 90% to $32,404 or 49% of sales, for the three months ended September 30, 2003 from $320,498, or 51% of sales for the three months ended September 30, 2002. The decrease in cost of goods sold and lower percentage of sales was primarily due to the lower sales levels and margins on UNIPROOF(R) paper sales.

      Gross Profit. Gross profit for the three months ended September 30, 2003, decreased by $271,117, or 89% to $33,997 or 51% of sales compared with $305,114 or 49% of sales in the prior year. The decrease in gross profit reflects the lower level of sales on UNIPROOF(R) paper.

         OPERATING COSTS AND EXPENSES

      General and Administrative Expenses. General and administrative expenses decreased $265,755 or 25.0% to $793,221 for the three months ended September 30, 2003 compared with $1,058,976 for the three months ended September 30, 2002. The decrease in general and administrative expenses is primarily related to lower salaries and benefits due to the departure of certain executives and the reduction in certain marketing expenses that were incurred to develop product branding, logos, brochures and website in 2002. This was in part offset by higher legal costs, including certain litigation expenses, insurance and travel costs related to marketing and client development.

      Depreciation, Amortization and Depletion. Depreciation, amortization and depletion increased to $37,673 from $23,245 reflecting additions to fixed assets for manufacture of additional S2 System equipment and capitalized legal costs related to patent filings for our S2 System and KH-30(R) family of products, and acquisition of fixed assets related to the Company's oil wells. Depletion expense was not material.

      Oil Well Operating and Maintenance Cost - net. During the three months ended September 30, 2003, the Company's wells produced oil which generated $4,849 in revenues and incurred operating costs and maintenance and repair costs of $37,721.

      Interest Income, Net of Interest Expense. The Company had net interest income of $1,829 for the three months ended September 30, 2003 compared with net interest income of $19,056 in the corresponding period in 2002. The decrease was due primarily to the lower investment earnings on the reduced remaining funds raised from the Company's private placement in May 2002.

      Net Loss. The three months ended September 30, 2003 resulted in a net loss of $(827,940) or $(0.04) per share as compared to a net loss of $(758,051) or $(0.03) per share for the three months ended September 30, 2002. The increase in the loss in the quarter ended September 30, 2003 was the result of a lower level of sales as a result of a decreased level of UNIPROOF(R) paper sales and the related lower margins, the relatively lower level of general and administrative expenses and certain additional expenses related to the operation of the oil wells. The average number of shares of common stock used in calculating earnings per share remained the same at 22,180,270 shares.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2002

      Revenues. Revenues for the six-month period ended September 30, 2003 were $695,142, a $669,467 or 49% decrease from revenues of $1,364,609 in the comparable six-month period ended September 30, 2002. The decrease in revenues was primarily due to decreased sales of UNIPROOF(R) proofing paper compared with the six-month period ended September 30, 2002. During 2003, there was a substantial decline in sales of UNIPROOF(R) especially during the second fiscal quarter due to a lower level of orders from the Company's primary customer. For the six-month period ended September 30, 2002, Specialty Chemical sales, which includes sales of our KH-30(R) products and Green Globe/Qualchem military sales decreased 44% to $209,785 from $374,687 in the prior six-month period ended September 30, 2002. The decline was primarily related to a 74% decrease in Green Globe/Qualchem military sales. We believe, in 2002, the U.S. Government stocked up on orders and then cut its orders in 2003 due to other military priorities. The decline in Green Globe/Qualchem military sales was partially offset by a 15% increase in sales of our KH-30(R) family of oil field dispersant products reflecting a higher level of orders.

      Cost of Goods Sold. Cost of goods sold decreased 58% to $358,326 or 52% of sales, for the six-month period ended September 30, 2003 from $853,120 or 63% of sales, for the six-month period ended September 30, 2002. The decrease in cost of goods sold was primarily due to the reduced volume of UNIPROOF(R) proofing paper sales and change in the mix of products sold reflecting margins on UNIPROOF(R) paper sales compared to the prior year and increased costs related to providing samples of KH-30(R) to prospective customers during 2002.

      Gross Profit. Gross profit for the six-month period ended September 30, 2003 was 48% or $336,816, a $174,673 or 34% decrease from a 37% gross profit or $511,489 in the corresponding period of fiscal 2002. The decrease in gross profit and the increase in the gross profit percentage reflects the level on UNIPROOF(R) paper sales, the higher volume but average lower gross profit level of Green Globe/Qualchem military and KH-30(R) sales. The gross profit was also adversely affected in 2002 by the cost of providing promotional samples of KH-30(R) to prospective customers.

         OPERATING COSTS AND EXPENSES

      General and Administrative Expenses. General and administrative expenses decreased $20,347, or 1% to $1,466,825, or 211% of revenues for the six-month period ended September 30, 2003 from $1,487,172, or 109% of revenues for the six-month period ended September 30, 2002. The slight decrease in general and administrative expenses was primarily related to a reduction in salaries and benefits of the new executive staff added beginning in May 2002 (three individuals left the company from February through April 2003), a reduction in non-recurring marketing expenses incurred in 2002 related to developing promotional brochures, logos and product branding, design and implementation costs of a new Company website, which was offset by increases in certain legal services partially related to litigation, and increased level of travel related to meeting with potential customers and customer trials on oil wells and storage tanks.

      Depreciation, Amortization and Depletion. Depreciation, amortization and depletion increased to $74,956 from $33,037 reflecting additions to fixed assets for additional S2 System equipment and capitalized legal costs related to patent filings for our S2 System and KH-30(R) products.

      Oil Well Operating and Maintenance Cost-net. During the six months ended September 30, 2003, the wells produced oil which generated $26,053 in revenues and incurred operating costs and maintenance and repair costs of $116,920.

      Interest Income, Net of Interest Expense. The Company had net interest income of $5,567 for the six-month period ended September 30, 2003 compared with net interest income of $34,956 in the corresponding period in 2002. The decrease was due primarily to the investment earnings on the lower level of remaining funds raised from the Company's private placement in May 2002.

      Net Loss. The six month period ended September 30, 2002 resulted in a net loss of $(1,290,265) or $(0.06) per share compared to a net loss of $(973,764) or $(0.05) per share for the comparable period ended September 30, 2002. The increase in the loss in the six-month period ended September 30, 2003 was the result a slightly increased level of total operating expenses offset by lower sales levels. The average number of shares of common stock used in calculating earnings per share increased by 1,442,623 to 22,180,270 shares at September 30, 2003 compared with 20,737,647 at September 30, 2002. The increase resulted from 6,000,000 shares issued in the Company's private placement in May 2002.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2003, the Company had $795,842 in cash and cash equivalents, accounts receivable, net of $567,058, inventory, net of $188,702, note receivable, net of $82,952 and prepaid expenses and other current assets of $61,559 for a total of $1,696,113 of current assets. As of March 31, 2003, the Company had $2,120,942 in cash, accounts receivable, net of $496,715, inventory, net of $211,344, note receivable, net of $149,034 and prepaid expenses and other current assets of $104,527 for a total of $3,082,562 of current assets.

      Accounts receivable, net increased to $567,058 at September 30, 2003 from $496,715 at March 31, 2003 reflecting a reduced level of collections due to extended payment terms to certain customers as incentives. The allowance for doubtful accounts was increased to $66,488 at September 30, 2003 from $48,113 at March 31, 2003 reflecting the increased risk of collection on certain accounts.

      Inventory, net at September 30, 2003 was $188,702 compared with $211,344 at March 31, 2003, a decrease of $22,642. The lower inventory levels were indicative of lower levels of finished UNIPROOF(R) paper stock on hand and usage out of pre-stocked inventory to meet our KH-30(R) family of oil field dispersant products sales during the period to meet customer orders. UNIPROOF(R) and Green Globe/Qualchem products are typically shipped as soon as produced.

      The note receivable, net from one customer decreased to $82,952 at September 30, 2003 from $149,034 at March 31, 2003, a decrease of $66,082 due to payments on the note, a credit for the return of certain inventory sold to another client and an increase in the reserve due to slow payments on the note.

      Prepaid expenses declined to $61,559 at September 30, 2003 from $104,527 at March 31, 2003, a decline of $42,968 resulting from the timing of amortization on prepaid insurance.

      Property and Equipment net of accumulated depreciation increased to $411,874 at September 30, 2003 from $268,597 at March 31, 2003 reflecting a net increase of $143,277. This reflects expenditures for production equipment of approximately $73,500 and $97,616 for six oil wells and related lease and equipment in Wyoming primarily for testing our oil dispersant products.

      On April 4, 2003 the Company purchased oil leases for six oil wells in Laramie County, Wyoming for an aggregate purchase price of $97,616. The Company intends to operate the Wyoming Wells and use the wells for testing its products. During the six months ended September 30, 2003, the Wyoming Wells produced oil which generated $26,053 in revenues and incurred operating costs and start-up maintenance and repair costs of $116,920, much of which is expected to be non-recurring. The Company has capitalized $17,486 for the oil leases and $74,286 for equipment, net of depreciation, amortization and depletion at September 30, 2003. The Company maintains a refundable, interest-bearing deposit of $75,000 with the State of Wyoming to cover the costs of eventually capping the wells in the event they are no longer operated or are abandoned.

      Patents increased to $269,952 at September 30, 2003 from $229,508 at March 31, 2003, reflecting expenditures of $50,840 consisting of legal expenses in support of patent applications for our KH-30(R) and S2 System products net of accumulated depreciation.

      Deposits increased to $76,385 at September 30, 2003 from $31,385 at March 31, 2003 reflecting refundable deposits under pledge agreements of $75,000 made with the Wyoming Oil & Gas Conservation Commission to cover the cost of capping oil wells if abandoned. At March 31, 2003, deposits included $30,000 advanced to the seller of the wells.

      Current liabilities increased by $91,437 to $827,824 at September 30, 2003 from $736,387 at March 31, 2003. The increase was primarily due to the increase in accounts payable reflecting the timing of payment of bills.

Accrued expenses decreased to $182,561 at September 30, 2003 from $334,198 at March 31, 2003 as a result of a reduction in bonus accruals applicable to certain executives who had left the Company. In addition, current liabilities include certain accrued legal and other expenses primarily associated with the Company's private placement and obligations owed to related parties in the amount of $244,141 as of September 30, 2003 and March 31, 2003 which remain unpaid and in dispute with a former related party.

      Net Cash Used in Operating Activities. Net cash used in operating activities increased by $58,213 to $1,097,823 in the six-months ended September 30, 2003 compared to $1,039,610 for the six-month period ended September 30, 2002. The increase in net cash used in operations resulted primarily from an increase in the operating loss to $1,290,265 for the six months ended September 30, 2003 compared with a loss of $973,764 for the comparable period in 2002.

      Cash Flows from Investing Activities. The Company expended $228,677 during the six months ended September 30, 2003 for non-recurring capital expenditures. This consisted of $97,616 for the acquisition of six oil leases and related production equipment in Wyoming. The remainder was primarily for legal fees for patents related to its KH-30(R) family of oil field dispersant products and the manufacture of several S2 System production units. This compared to $377,779 during the six-month period ended September 30, 2002 used primarily for furniture, computer equipment, leasehold improvements and patent application costs. In addition, the Company received $1,400 of payments on loans made to employees during the six months ended September 30, 2003, as compared to $112,333 of loans extended to employees during the six months ended September 30, 2002. As of September 30, 2003, the Company had no material commitments for future capital expenditures.

      Cash Provided by Financing Activities. There was no net cash provided by financing activities during the six months ended September 30, 2003 compared with $5,365,800 during the six-month period ended September 30, 2002, reflecting the net proceeds from the company's private placement offset by the repayment of the $150,000 balance of its line of credit in May 2002.

      During the past two fiscal years ended March 31, 2003 and 2002, the Company has recorded aggregate losses from operations of $4,194,000 and has incurred total negative cash flow from operations of $3,034,000 for the same two-year period. During the six months ended September 30, 2003, the Company experienced a net loss from operations of $1,290,265 and negative cash flow from operating activities of $1,097,823. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company's product lines. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts. The Company is currently investigating with certain major shareholders to provide for additional sources of capital.

CONCENTRATION OF RISK

      The Company sells its UNIPROOF(R) proofing paper to three customers. One of these customers constitutes 93% of Graphic Arts sales and 72% of total customer sales for the six-month period ended September 30, 2003. Although our relationship with this customer continues to be excellent, loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to these customers and there is a risk that a certain amount of these receivable balances may prove to be uncollectable. The Company believes that these customers wish to purchase additional product and the Company would use that as leverage to collect any outstanding balances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not expect its operating results, cash flows, or credit available to be affected to any significant degree by a sudden change in market interest rates. Further, the Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.

ITEM 4.  CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

        There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      See Note 7, Commitments and Contingencies to the Consolidated Financial Statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.   OTHER INFORMATION

         Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

               31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

               32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906

               32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906

         (b)   Reports on Form 8-K.

                 None

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                               SEPTEMBER 30, 2003

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated:    December 2, 2003           UNITED ENERGY CORP.


                                              By: /s/ Sanford M. Kimmel
                                                  ------------------------
                                                  Sanford M. Kimmel,
                                                  Chief Financial Officer
                                                  (as principal financial
                                                   officer and on behalf
                                                   of the Registrant)