Form 10-Q
period 2003-12-31
UNITED ENERGY CORP /NV/
filed 2004-02-17
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              _____________________

                                    FORM 10-Q
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding as of December 31, 2003
                -----                    -----------------------------------
     Common Stock, $.01 par value                 22,180,270 shares

                                            INDEX

PART I.  FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

                    Consolidated balance sheets December 31, 2003 (Unaudited) and          3
                    March 31, 2003

                   Consolidated statements of operations for the three months and nine     4
                   months ended December 31, 2003 (Unaudited) and 2002 (Unaudited)

                   Consolidated statement of stockholders' equity for the nine months      5
                   ended December 31, 2003 (Unaudited)

                   Consolidated statements of cash flows for the nine months ended         6
                   December 31, 2003 (Unaudited) and 2002 (Unaudited)

                   Notes to consolidated financial statements                              7

Item 2.            Management's Discussion and Analysis of Financial Condition and         14
                           Results of Operations

Item 3.            Quantitative and Qualitative Disclosures About Market Risk              19

Item 4             Controls and Procedures                                                 19

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings                                                       20

Item 2.            Changes in Securities and Use of Proceeds                               20

Item 3.            Defaults upon Senior Securities                                         20

Item 4.            Submission of Matters to a Vote of Security Holders                     20

Item 5.            Other Information                                                       20

Item 6.            Exhibits and Reports on Form 8-K.                                       20

Signatures                                                                                 21

Certifications                                                                             22

                         UNITED ENERGY CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003
                               AND MARCH 31, 2003


                                                                           DECEMBER 31,    MARCH 31,
                                                                               2003          2003
                                                                          -----------------------------
                                                                           (UNAUDITED)

                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 277,607   $ 2,120,942
   Accounts receivable, net of allowance for doubtful accounts                   420,943       496,715
       of $66,488 and $48,113, respectively
   Inventory, net of allowance of $16,290 and $16,290, respectively              222,252       211,344
   Note receivable, net of reserve of $40,857 and $30,000,                        64,808       149,034
       respectively
   Prepaid expenses and other current assets                                      67,115       104,527
                                                                           -----------------------------
        Total current assets                                                   1,052,725     3,082,562

PROPERTY AND EQUIPMENT, net of accumulated depreciation
       and amortization of $191,744 and $93,032, respectively                    377,729       268,597
OTHER ASSETS:
   Goodwill, net of accumulated amortization of $17,704 and                       68,819        68,819
       $17,704, respectively
   Patents, net of accumulated amortization of $59,944 and                       310,877       229,508
       $44,253, respectively
   Loans receivable, net of reserve of $107,705 and                                3,238         2,076
       $107,705, respectively
   Deposits                                                                       76,385        31,385
                                                                          -----------------------------
        Total assets                                                           $ 1,889,773  $ 3,682,947
                                                                          =============================



           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $ 320,621     $ 158,048
   Accrued expenses                                                              184,978       334,198
   Due to related party                                                          244,141       244,141
                                                                          -----------------------------
        Total current liabilities                                                749,740       736,387

   Asset retirement obligation                                                    30,000            --
                                                                          -----------------------------
        Total liabilities                                                        779,740       736,387
                                                                          -----------------------------

STOCKHOLDERS' EQUITY:
   Common stock; 100,000,000 shares authorized of $0.01 par value,
       22,180,270  shares issued and outstanding                                 221,802       221,802
       as of December 31, 2003 and March 31, 2003
   Additional paid-in capital                                                 10,708,453    10,698,752
   Accumulated deficit                                                        (9,820,222)   (7,973,994)
                                                                          -----------------------------
        Total stockholders' equity                                             1,110,033     2,946,560
                                                                          -----------------------------
        Total liabilities and stockholders' equity                           $ 1,889,773   $ 3,682,947
                                                                          =============================

         The accompanying notes are an integral part of these consolidated balance sheets


                    UNITED ENERGY CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED
                        DECEMBER 31, 2003 AND 2002

                                                          FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                              ENDED DECEMBER 31,                     ENDED DECEMBER 31,
                                                             2003                 2002               2003                2002
                                                             ----                 ----               ----                ----
                                                                      (UNAUDITED)                          (UNAUDITED)

REVENUES, net                                            $     91,120         $   792,092          $   786,262      $  2,156,701

COST OF GOODS SOLD                                             38,054             431,383              396,380         1,284,503
                                                         ------------          ----------          -----------      ------------
Gross profit                                                   53,066             360,709              389,882           872,198
                                                         ------------          ----------          -----------      ------------

OPERATING EXPENSES:
    General and administrative                                558,453             901,681            2,025,278         2,388,853
    Oil well operating and maintenance cost-net                11,795                  -               102,662                -
    Depreciation,  amortization and depletion                  39,447              24,780              114,403            57,817
                                                         ------------          ----------          -----------      ------------
        Total operating expenses                              609,695             926,461            2,242,343         2,446,670
                                                         ------------          ----------          -----------      ------------

        Loss from operations                                 (556,629)           (565,752)          (1,852,461)       (1,574,472)
                                                         ------------          ----------          -----------      ------------

OTHER INCOME (EXPENSE), net:
        Interest income                                         1,254              15,250                8,523            51,374
        Interest expense                                         (588)               (144)              (2,290)           (1,312)
                                                         ------------          ----------          -----------      ------------
            Total other income (expense), net                     666              15,106                6,233            50,062
                                                         ------------          ----------          -----------      ------------

            Net loss                                     $   (555,963)        $  (550,646)         $(1,846,228)     $ (1,524,410)
                                                         ============          ==========          ===========      ============

BASIC AND DILUTED LOSS PER SHARE                         $      (0.03)        $     (0.02)         $     (0.08)     $      (0.07)
                                                         ============          ==========          ===========      ============
WEIGHTED AVERAGE NUMBER OF SHARES,
       basic and diluted                                   22,180,270          22,180,270           22,180,270        21,220,270
                                                         ============          ==========          ===========      ============

                    The accompanying notes are an integral part of these consolidated statements.



                                                              UNITED ENERGY CORP. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)



                                                   Common Stock                    Additional
                                           -------------------------------           Paid-In         Accumulated
                                           Shares               Amount               Capital           Deficit          Total
                                           ------               ------               -------           -------          -----

BALANCE, March 31, 2003                    22,180,270          $ 221,802          $ 10,698,753     $(7,973,994)    $ 2,946,561
Options granted in
     consideration for services                    --                 --                 9,700              --           9,700
Net loss                                           --                 --                    --      (1,846,228)     (1,846,228)
                                          -------------------------------------------------------------------------------------
BALANCE, December 31, 2003                 22,180,270          $ 221,802          $ 10,708,453     $(9,820,222)    $ 1,110,033
                                          =====================================================================================

                  The accompanying notes are an integral part of this consolidated statement.

                                       UNITED ENERGY CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              NINE MONTHS ENDED
                                          DECEMBER 31, 2003 AND 2002


                                                                                                  FOR THE NINE MONTHS
                                                                                                  ENDED DECEMBER 31,
                                                                                                  ------------------
                                                                                             2003                      2002
                                                                                             ----                      ----
                                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $      (1,846,228)     $    (1,524,410)

Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                              114,403               57,817
      Options granted in consideration for services                                                9,700                -

Changes in operating assets and liabilities
      Decrease (increase) in accounts receivable, net                                             75,772             (681,547)
     (Increase) decrease in inventory, net                                                       (10,908)              91,015
      Decrease in note receivable, net                                                            84,226                -
      Decrease in prepaid expenses                                                                37,412                3,952
      Increase  in deposits                                                                      (45,000)              (1,041)
      Increase in related party payable                                                               -               102,654
      Increase (decrease) in accounts payable and accrued expenses                                13,353             (193,904)
                                                                                        ---------------------------------------

            Net cash used in operating activities                                             (1,567,270)          (2,145,464)
                                                                                        ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on loans receivable                                                                 (1,162)            (119,255)
     Payments for patents                                                                        (97,060)             (84,987)
     Payments for acquisition of property and equipment                                         (177,843)            (317,542)
                                                                                        ---------------------------------------
        Net cash used in investing activities                                                   (276,065)            (521,784)
                                                                                        ---------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of line of credit                                                                     -                (150,000)
     Payments of private placement costs                                                            -                (484,200)
     Proceeds from issuance of common stock                                                         -               6,000,000
                                                                                        ---------------------------------------

         Net cash provided by financing activities                                                  -               5,365,800
                                                                                        ---------------------------------------

         Net (decrease) increase  in cash and cash equivalents                                (1,843,335)           2,698,552

CASH AND CASH EQUIVALENTS, beginning of period                                                 2,120,942              198,412
                                                                                        ----------------            ---------

CASH AND CASH EQUIVALENTS, end of period                                                $        277,607           $2,896,964
                                                                                        ================            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period
          Interest                                                                      $          2,290           $    1,926
                                                                                        ================            =========
          Income taxes                                                                  $          2,154           $      800
                                                                                        ================            =========

                                  The accompanying notes are an integral part of these consolidated statements.


                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 (UNAUDITED)

1.   BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2003 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2003 and 2002 (unaudited) and cash flows for the nine months ended December 31, 2003 and 2002(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and nine months ended December 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2004.

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

     Going Concern - During the past two fiscal years ended March 31, 2003 and 2002, the Company has recorded aggregate losses from operations of $4,193,576 and has incurred total negative cash flow from operations of $3,033,650 for the same two-year period. During the nine months ended December 31, 2003 the Company experienced a net loss from operations of $1,846,228 and negative cash flow from operating activities of $1,567,270. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Liquidity - The Company's continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company's product lines. The Company is seeking additional sources of equity or debt financing and expects to complete and fund a transaction in the next month. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

2.   SEGMENT INFORMATION

     Under the provision of SFAS No. 131, the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months and nine months ended December 31, 2003 and 2002.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The Company's total revenues and net loss by segment for the three month period ended December 31, 2003 and identifiable assets as of December 31, 2003 are as follows:

                                                                                      Specialty
                                                                  Graphic Arts        Chemicals         Corporate           Total
                                                                  ------------        ---------         ---------           -----

Revenues                                                         $         310       $   90,810       $        --      $   91,120
                                                                 =============       ==========       ===========      ==========

Gross profit                                                     $         133       $   52,933       $        --          53,066
General and administrative                                              42,963          208,459           307,031         558,453
Oil well operating and maintenance cost-net                                 --           11,795                --          11,795
Depreciation, amortization and depletion                                    --           35,058             4,389          39,447
Interest income                                                             --               --            (1,254)         (1,254)
Interest expense                                                            --               36               552             588
                                                                 -------------       ----------       ------------    -----------
      Net loss                                                   $     (42,830)      $ (202,415)      $  (310,718)    $  (555,963)
                                                                 =============       ==========       ============    ===========
Cash and cash equivalents                                        $          --       $       --       $   277,607     $   277,607
Accounts receivable, net                                               363,020           57,923                --         420,943
Inventory, net                                                          26,162          196,090                --         222,252
Note receivable, net                                                    64,808               --                --          64,808
Prepaid expenses                                                            --               --            67,115          67,115
Property and equipment, net                                                 --          341,520            36,209         377,729
Goodwill, net                                                               --           68,819                --          68,819
Patents, net                                                                --          310,877                --         310,877
Loans receivable, net                                                       --               --             3,238           3,238
Deposits                                                                    --               --            76,385          76,385
                                                                 -------------       ----------       ------------    -----------
      Total assets                                               $     453,990       $  975,229       $   460,554     $ 1,889,773
                                                                 =============       ===========      ============    ===========

           The Company's  total  revenues and net income (loss) by segment for the nine month period ended  December 31, 2003, are as follows:

                                                                                      Specialty
                                                                    Graphic Arts      Chemicals         Corporate           Total
                                                                    ------------      ---------         ---------           -----
Revenues                                                         $      485,667      $  300,595       $        --     $   786,262
                                                                 ==============      ==========       ===========     ===========

Gross profit                                                     $      244,363      $  145,519       $        --     $   389,882
General and administrative                                              153,038         848,825         1,023,415       2,025,278
Oil well operating and maintenance cost-net                                             102,662                --         102,662
Depreciation, amortization and depletion                                     --         101,239            13,164         114,403
Interest income                                                              --              --            (8,523)         (8,523)
Interest expense                                                             --             149             2,141           2,290
                                                                 --------------      ----------       ------------    -----------
      Net income (loss)                                          $       91,325      $ (907,356)      $(1,030,197)    $(1,846,228)
                                                                 ==============      ==========       ===========     ===========



                                                         UNITED ENERGY CORP.
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (CONTINUED)

           The Company's total revenues and net income (loss) by segment for the three month period ended December 31, 2002 and identifiable assets as of December 31, 2002, are as follows:

                                                                                        Specialty
                                                                    Graphic Arts        Chemicals         Corporate         Total
                                                                    ------------        ---------         ---------         -----
Revenues                                                         $      709,237     $    82,855       $        --     $   792,092
                                                                 ==============      ==========       ===========     ===========
Gross profit                                                     $      316,048     $    44,661       $        --     $   360,709
General and administrative                                               42,196         430,973           428,512         901,681
Depreciation and amortization                                                --          21,385             3,395          24,780
Interest income                                                                              --           (15,250)        (15,250)
Interest expense                                                            144              --                --             144
                                                                 --------------      ----------       ------------    -----------
      Net income (loss)                                          $      273,708     $  (407,697)      $  (416,657)    $  (550,646)
                                                                 ==============      ==========       ===========     ===========
Cash and cash equivalents                                        $           --     $        --       $ 2,896,964     $ 2,896,964
Accounts receivable, net                                                833,113          66,538                --         899,651
Inventory, net                                                           41,333         155,509                --         196,842
Loans receivable, net                                                        --         108,447            10,808         119,255
Prepaid expenses                                                             --          80,884            32,291         113,175
Property and equipment, net                                                  --         236,223            50,484         286,707
Goodwill, net                                                                --          68,819                --          68,819
Patents, net                                                                 --         203,796                --         203,796
Other assets                                                                 --              --             2,903           2,903
                                                                 --------------      ----------       ------------    -----------
Total assets                                                     $      874,446     $   920,216       $ 2,993,450     $ 4,788,112
                                                                 ==============      ==========       ===========     ===========

           The Company's total revenues and net income (loss) by segment for the nine month period ended December 31, 2002, are as follows:

                                                                                        Specialty
                                                                    Graphic Arts        Chemicals         Corporate      Total
                                                                    ------------        ---------         ---------      -----
Revenues                                                         $    1,699,159     $   457,542       $        --     $ 2,156,701
                                                                 ==============      ==========       ===========     ===========
Gross profit                                                     $      647,469     $   224,729       $        --     $   872,198
General and administrative                                              138,279       1,238,563         1,012,011       2,388,853
Depreciation and amortization                                                --          49,619             8,198          57,817
Interest income                                                              --              --           (51,374)        (51,374)
Interest expense                                                          1,312              --                --           1,312
                                                                 --------------      ----------       ------------    -----------
      Net income (loss)                                          $      507,878     $(1,063,453)      $  (968,835)    $(1,524,410)
                                                                 ==============      ==========       ===========     ===========


3.   ACQUISITION OF OIL WELL LEASES

     On April 4, 2003, the Company purchased oil leases for six oil wells in Laramie County, Wyoming (the "Wyoming Wells") for an aggregate purchase price of $97,616. In addition to operating the wells, the Company used the wells to test its products. During the nine months ended December 31, 2003, the Wyoming Wells produced oil which generated $34,636 in revenues and incurred operating costs and start-up maintenance and repair costs of $137,298, much of which is expected to be non-recurring. The Company has capitalized $17,419 for the oil leases and $71,429 for equipment, net of depreciation, amortization and depletion at December 31, 2003. The Company recorded an asset retirement obligation of $30,000 to cover the cost of capping the wells in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company maintains a refundable, interest-bearing deposit of $75,000 with the State of Wyoming to cover the costs of eventual capping the wells in the event they are no longer operated or abandoned.

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

6.   STOCK-BASED COMPENSATION

     At December 31, 2003, the Company has stock-based compensation plan. As permitted by SFAS No.123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. There was no stock-based employee compensation charged to expense for the nine months ended December 31, 2003 and 2002. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock-based compensation for non-employees was $9,700 and $0 for the nine months ended December 31, 2003 and 2002, respectively.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

                                                For the Three Months                  For the Nine Months
                                                --------------------                  -------------------
                                                Ended December 31,                    Ended December 31,
                                                ------------------                    ------------------
                                              2003               2002               2003                  2002
                                              -----------------------               --------------------------
Net Loss as reported                         $ (555,963)     $(550,646)             $(1,846,228)    $(1,524,410)

Deduct:
Total stock based employee compensation
Expense determined under fair value based
method for all awards                          (144,823)       (23,892)              (1,312,836)     (1,182,658)
                                               --------        -------               ----------      ----------

Proforma loss                                $ (700,786)     $(574,538)             $(3,159,064)    $(2,707,068)
                                             ----------      ---------              -----------     -----------

Basic and diluted loss per common share

As reported                                  $  (0.03)         $(0.02)                 $(0.08)        $(0.07)

Pro forma                                    $  (0.03)         $(0.03)                 $(0.14)        $(0.13)

7.   COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries, in the normal course of their respective businesses, are parties to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Texas Oil Field Accident

On October 29, 2002, an accident occurred at an oil well site near Odessa, Texas, where the Company's equipment and products were being used in the treatment of an oil well. Three lawsuits were commenced against the Company in Texas state court in Crane County, arising from this incident and one additional claim, though not formally commenced, was asserted. The insurance companies involved have settled all of the claims and the Company has paid only $15,000 in legal out of pocket fees relating to these claims.

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

Litigation Concerning A Former Employee

On or about May 16, 2003, the Company commenced an action against Jon Hebert, a former employee of the Company in the United States District Court for the District of New Jersey (the "Herbert Action"), seeking preliminary and permanent

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

injunctive and other relief for violations by Mr. Hebert of employment and non-disclosure agreements between him and the Company, resulting in alleged disclosures by Hebert of the Company's confidential and proprietary information and wrongful solicitation of the Company's customers. The Company alleges that sales of products manufactured or distributed by Hebert's new employer may, in addition, infringe the Company's patents. After a hearing on the Company's motion for a preliminary injunction, the Court denied the motion, but ordered expedited proceedings in the matter.

On or about May 27, 2003, Mr. Hebert's current employer, Fluid Sciences, L.L.C., commenced two actions against the Company and one of its wholly-owned subsidiaries, Nor Industries, Inc. One of the actions was commenced in the 15th Judicial District Court, Lafayette Parish, Louisiana ("Fluid Sciences Action #1). This action seeks a declaratory judgment that the agreements between the Company and Mr. Hebert are not enforceable against Fluid Sciences, L.L.C as a matter of Louisiana's public policy and laws. In addition the action seeks judgment that the Company's efforts to enforce its agreements with Mr. Hebert are in restraint of trade and constitute unfair competition entitling Fluid Sciences, L.L.C. to injunctive relief and damages. In June, 2003, the Company removed this action to the United States District Court for the Western District of Louisiana. In October 2003, the action was administratively stayed pending the outcome of the action described in the preceding paragraph which was brought in the United States District Court for the District of New Jersey by the Company against Mr. Hebert.

On or about May 27, 2003, a second action was commenced in the United States District Court for the Western District of Louisiana, entitled Fluid Sciences, L.L.C. v. United Energy Corp. and Nor Industries, Inc (Fluid Sciences Action #2). The complaint in this action alleges that Fluid Sciences is entitled to a declaratory judgment that its products do not infringe on the patents of the Company. The Company and its subsidiary intend vigorously to defend the litigation brought by Fluid Sciences, L.L.C.

The parties to the Herbert Action and to Fluid Sciences Actions #1 and 2 have orally agreed, in principle, to settle and discontinue all of the actions without any further cost to any of the parties. While the specific terms of the settlements have not yet been finally established, the Company does not anticipate that any such litigation will have an adverse affect upon the Company. Included in these settlement negotiations are clear promises from Fluid Sciences, L.L.C. and Jon Herbert that there will be no further violations of any company patents.

Sales Commission Claim

On or about July 26, 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as the sales representative to the Company and in that capacity made sales of the Company's products to the United States government and to commercial entities. Plaintiffs further allege that the Company failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of the Company's products made by plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has been scheduled. The Company believes it has meritorious defenses to the claims asserted in the action and intends vigorously to defend the case. The Company also believes that the actual amount of damages will be under $10,000.

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

OVERVIEW

     The Company considers its primary focus to be the development, manufacture and sale of environmentally friendly specialty chemical products. The Company considers its leading product in terms of future earnings potential to be its KH-30(R) multifunctional dispersant and its family of related products KX-91(R) and KH-30S(R) used as oil and gas well, pipeline and storage tank cleaners.

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

     Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is another in the Company's line of environmentally friendly products that are biodegradable, which the Company believes to be particularly appealing in fresh water marine applications. The product is being tested on pleasure boats throughout the United States and Europe. A patent application on this product has been filed.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

     Revenues. Revenues for the three months ended December 31, 2003 were $91,120, a $700,970, or 88% decrease from revenues of $792,092 in the comparable three months of 2002. The decrease in revenues was primarily a result of no UNIPROOF(R) sales during the quarter. UNIPROOF(R) sales tend to be seasonal with more requests for the product in the first through third quarters of the fiscal year. However, our largest customer did not place any orders for additional UNIPROOF(R) paper in the second or third quarters. Specialty Chemicals, which includes sales of our KH-30(R) products and Green Globe/Qualchem military sales, increased by $7,955 to $90,810, or 10% compared to $82,855 in the comparable three months in the previous year. This increase was due primarily to an increase in Green Globe/Qualchem military sales partially offset by a decrease in sales of our KH-30(R) products.

     Cost of Goods Sold. Cost of goods sold decreased $393,329, or 91% to $38,054 or 42% of sales, for the three months ended December 31, 2003 from $431,383, or 54% of sales for the three months ended December 31, 2002. The decrease in cost of goods sold and lower percentage of sales was primarily due to the lower sales levels and margins on UNIPROOF(R) paper sales.

     Gross Profit. Gross profit for the three months ended December 31, 2003, decreased by $307,643, or 85% to $53,066 or 58% of sales compared with $360,709 or 46% of sales in the prior year. The decrease in gross profit reflects the lower level of sales of UNIPROOF(R) paper.

     OPERATING COSTS AND EXPENSES

     General and Administrative Expenses. General and administrative expenses decreased $343,228 to $558,453 or 38% for the three months ended December 31, 2003 compared with $901,681 for the three months ended December 31, 2002. The decrease in general and administrative expenses is primarily related to lower salaries and benefits due to the departure of certain executives, lower legal fees and the reduction in certain marketing expenses that were incurred to develop product branding, logos, brochures and a website in 2002.

     Depreciation, Amortization and Depletion. Depreciation, amortization and depletion increased to $39,447 from $24,780 reflecting additions to fixed assets for the manufacture of additional S2 System equipment, capitalized legal costs related to patent filings for our S2 System and KH-30(R) family of products, and acquisition of fixed assets related to the Company's oil wells. Depletion expense was not material.

     Oil Well Operating and Maintenance Cost - net. During the three months ended December 31, 2003, the Company's wells produced oil which generated $8,583 in revenues and incurred operating costs and maintenance and repair costs of $20,378.

     Interest Income, Net of Interest Expense. The Company had net interest income of $666 for the three months ended December 31, 2003 compared with net interest income of $15,106 in the corresponding period in 2002. The decrease was due primarily to the lower investment earnings on the reduced remaining funds raised from the Company's private placement in May 2002.

     Net Loss. The three months ended December 31, 2003 resulted in a net loss of $(555,963) or $(0.03) per share as compared to a net loss of $(550,646) or $(0.02) per share for the three months ended December 31, 2002. The increase in the loss in the quarter ended December 31, 2003 was the result of a lower level of sales as a result of a decreased level of UNIPROOF(R) paper sales, which was partially offset by higher gross profit margins and a lower level of general and administrative expenses. The average number of shares of common stock used in calculating earnings per share remained the same at 22,180,270 shares.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2002

     Revenues. Revenues for the nine month period ended December 31, 2003 were $786,262, a $1,370,439 or 64% decrease from revenues of $2,156,701 in the comparable nine month period ended December 31, 2002. The decrease in revenues was primarily due to decreased sales of UNIPROOF(R) proofing paper compared with the nine-month period ended December 31, 2002. During 2003, there was a substantial decline in sales of UNIPROOF(R) especially during the second and third fiscal quarters due to a lower level of orders from the Company's primary customer. For the nine month period ended December 31, 2003, Specialty Chemical sales, which includes sales of our KH-30(R) products and Green Globe/Qualchem military sales decreased 34% to $300,595 from $457,542 in the prior nine month period ended December 31, 2002. The decline was primarily related to a 66% decrease in Green Globe/Qualchem military sales. We believe, in 2002, the U.S. Government stocked up on orders and then cut its orders in 2003 due to other military priorities. The decline in Green Globe/Qualchem military sales was partially offset by a 5% increase in sales of our KH-30(R) family of oil field dispersant products reflecting a higher level of orders.

     Cost of Goods Sold. Cost of goods sold decreased 69% to $396,380 or 50% of sales, for the nine month period ended December 31, 2003 from $1,284,503 or 60% of sales, for the nine month period ended December 31, 2002. The decrease in cost of goods sold was primarily due to the reduced volume of UNIPROOF(R) proofing paper sales and change in the mix of products sold reflecting margins on UNIPROOF(R) paper sales compared to the prior year and increased costs related to providing samples of KH-30(R) to prospective customers during 2002.

     Gross Profit. Gross profit for the nine month period ended December 31, 2003 was 50% or $389,882, a $482,316 or 55% decrease from a 40% gross profit or $872,198 in the corresponding period of fiscal 2002. The decrease in gross profit and the increase in the gross profit percentage reflects the level of UNIPROOF(R) paper sales, the higher volume but average lower gross profit level of Green Globe/Qualchem military and KH-30(R) sales. The gross profit was also adversely affected in 2002 by the cost of providing promotional samples of KH-30(R) to prospective customers.

     OPERATING COSTS AND EXPENSES

     General and Administrative Expenses. General and administrative expenses decreased $363,575, or 15% to $2,025,278, or 258% of revenues for the nine month period ended December 31, 2003 from $2,388,853, or 111% of revenues for the nine month period ended December 31, 2002. The decrease in general and administrative expenses was primarily related to a reduction in salaries and benefits of the new executive staff added beginning in May 2002 (four individuals left the company from February through December 2003), a reduction in non-recurring marketing expenses incurred in 2002 related to developing promotional brochures, logos and product branding, design and implementation costs of a new Company website, which was partially offset by increases in certain legal services partially related to litigation, insurance expenses, an increased level of travel related to meetings with potential customer, and customer trials on oil wells and storage tanks.

     Depreciation, Amortization and Depletion. Depreciation, amortization and depletion increased to $114,403 from $57,817 reflecting additions to fixed assets for additional S2 System equipment and capitalized legal costs related to patent filings for our S2 System and KH-30(R) products.

     Oil Well Operating and Maintenance Cost-net. During the nine months ended December 31, 2003, the wells produced oil which generated $34,636 in revenues and incurred operating costs and maintenance and repair costs of $137,298.

     Interest Income, Net of Interest Expense. The Company had net interest income of $6,233 for the nine month period ended December 31, 2003 compared with net interest income of $50,062 in the corresponding period in 2002. The decrease was due primarily to the investment earnings on the lower level of remaining funds raised from the Company's private placement in May 2002.

     Net Loss. The nine month period ended December 31, 2003 resulted in a net loss of $(1,846,228) or $(0.08) per share compared to a net loss of $(1,524,410) or $(0.07) per share for the comparable period ended December 31, 2002. The increase in the loss in the nine month period ended December 30, 2003 was the result of a decrease in sales slightly offset by a decrease in operating expenses. The average number of shares of common stock used in calculating earnings per share increased by 960,000 to 22,180,270 shares at December 31, 2003 compared with 21,220,270 at December 31, 2002. The increase resulted from 6,000,000 shares issued in the Company's private placement in May 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had $277,607 in cash and cash equivalents, as compared to $2,120,942 at March 31, 2003.

     The $1,843,335 decrease in cash was due to net cash used in operating activities of $1,567,270 and net cash used in investing activities of $276,065. Cash used in investing activities consisted of $97,060 of legal expenses related to patent applications for KH-30(R) and S2 System products, the purchase of production equipment and oil wells of $177,843 and loans to employees of $1,162.

     On April 4, 2003 the Company purchased oil leases for six oil wells in Laramie County, Wyoming for an aggregate purchase price of $97,616. In addition to operating the wells, the Company used the wells to test its products. During the nine months ended December 31, 2003, the Wyoming Wells produced oil and generated $34,636 in revenues and incurred operating costs and start-up maintenance and repair costs of $137,298 much of which is expected to be non-recurring. The Company has capitalized $17,419 for the oil leases and $71,429 for equipment, net of depreciation, amortization and depletion at December 31, 2003. The Company maintains a refundable, interest-bearing deposit of $75,000 with the State of Wyoming to cover the costs of eventually capping the wells in the event they are no longer operated or are abandoned. The Company has no present plans for any other significant capital expenditures.

     As of December 31, 2003, the Company had no backlog. Backlog represents products that the Company's customers have committed to purchase. The Company's backlog is subject to fluctuations and is not necessarily indicative of future sales.

     During the past two fiscal years ended March 31, 2003 and 2002, the Company has recorded aggregate losses from operations of $4,193,576 and has incurred total negative cash flow from operations of $3,033,650 for the same two-year period. During the nine months ended December 31, 2003, the Company experienced a net loss from operations of $1,892,448 and negative cash flow from operating activities of $1,613,490. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company's product lines. The Company is seeking additional sources of equity or debt financing and expects to complete and fund a transaction in the next month. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

CONCENTRATION OF RISK

     The Company sells its UNIPROOF(R) proofing paper to three customers. One of these customers constitutes 93% of Graphic Arts sales and 57% of total customer sales for the nine month period ended December 31, 2003. The customer has not placed any orders during the second and third quarters. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectable. The Company believes that this customer will purchase additional product and the Company would use that as leverage to collect any outstanding balances.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not expect its operating results, cash flows, or credit available to be affected to any significant degree by a sudden change in market interest rates. Further, the Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Report, and have concluded that as of the Evaluation Date, the disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them.

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

     Not Applicable



ITEM 5.        OTHER INFORMATION

     Not Applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 302

               31.2 Written Statement of the Interim Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

               32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

               32.2 Written Statement of the Interim Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906

         (b)   Reports on Form 8-K.

               None

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                                DECEMBER 31, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: February 17, 2004                        UNITED ENERGY CORP.

                                               By:    /s/ Ronald Wilen
                                                      --------------------------
                                                      Ronald Wilen,
                                                      Chairman and Chief
                                                        Executive Officer