Form 10-K
period 2004-03-31
UNITED ENERGY CORP /NV/
filed 2004-06-29
CIK 1116734

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2004      Commission file number:  000-30841


                                   ----------
                               UNITED ENERGY CORP.
                     (Exact name of registrant as specified
                                 in its charter)


                   NEVADA                           22-3342379
       -------------------------------          -------------------
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

        600 MEADOWLANDS PARKWAY, #20
            SECAUCUS, NEW JERSEY                       07094
       -------------------------------          -------------------
            (Address of principal                   (Zip Code)
             executive offices)


                                   ----------

       Registrant's telephone number, including area code: (201) 842-0288

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

           Title of each class        Name of each exchange on which registered
         -----------------------      ------------------------------------------
         Common Stock, par value        Over-the-Counter (OTC) Bulletin Board
             $.01 per share

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the common equity held by non-affiliates of the registrant was $15,552,137 as of June 16, 2004.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes _ No X

         The number of shares outstanding of the registrant's common equity as of June 16, 2004 was 22,180,270 shares.

                                   ----------

         THE FOLLOWING DOCUMENT IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

         Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2004 annual meeting of stockholders.

================================================================================

                               UNITED ENERGY CORP.

                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS..............................................................1
ITEM 2.  PROPERTIES............................................................5
ITEM 3.  LEGAL PROCEEDINGS.....................................................5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
            SECURITIES.........................................................6
ITEM 6.  SELECTED FINANCIAL DATA...............................................8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION................................10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK..............................................................16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................16
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................16
ITEM 9A. CONTROLS AND PROCEDURES..............................................16

                                    PART III

ITEMS 10, 11, 12 13 AND 14....................................................18

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K..........................................................18

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

         We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

         o KH-30 paraffin dispersant for the oil industry and related products KH-30S and KX-91;

         o  Uniproof specialty-coated proofing paper for the printing industry;
            and

         o following additional testing, "Slick Barrier" underwater protective coatings for use in marine applications.

         Through our wholly-owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of environmentally friendly, non-hazardous, biodegradable solvents and cleaners under our trade name "Qualchem." Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place.

         We have developed and patented a system referred to as our "S2 system," to work with our environmentally-friendly paraffin dispersants products. This patented technology produces high volumes of steam and heat at variable pressures and temperatures to completely dissolve most deposits of paraffin and asphaltene within oil wells, pipelines or storage tanks. The S2 system apparatus is portable, compact and easy to use. We are further developing the process to enhance and support sales of KH-30 and its related products for the oil industry and for other potential applications.

          A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our KH-30 product line to the worldwide marketplace for refinery, tank and pipeline cleaning services. We are currently negotiating potential working arrangements with several companies, including Altena Cleaning B.V., one of Europe's leading refinery cleaning organizations, and Petroleos de Venezuela S.A., the state-owned oil company, and have set up small sales offices in The Netherlands and Venezuela to assist with proposed joint projects.

         We provide specialty chemical and graphic arts products to our customers and generated revenues of $972,051 for the fiscal year ended March 31, 2004 and $2,232,626 for the fiscal year ended March 31, 2003. As of March 31, 2004, we employed nine persons and use the services of five other individuals under consulting or product/production cooperation arrangements.

ORGANIZATIONAL HISTORY

         We were originally incorporated in Nevada in 1971 as Aztec Silver Mining Co. We engaged in the manufacturing and distribution of printing equipment from 1995 through 1998. During that period, we began to develop specialty chemical products for use in the printing industry. In March 1998, we discontinued our printing equipment operations and changed our business focus to the development of specialty chemical products.

BUSINESS OPERATIONS AND PRINCIPAL PRODUCTS

         KH-30, KH-30S AND KX-91 CHEMICALS

         KH-30 is a mixture of modified oils, dispersants and oil-based surfactants designed to control paraffin and asphaltene deposits in oil wells. When applied in accordance with our recommended procedures, KH-30 has resulted in substantial production increases of between two and five times in paraffin-affected oil and gas wells by allowing for a faster penetration of paraffin and asphaltene deposits. KH-30 disperses and suspends paraffin and asphaltene in a free-flowing state and prevents solids from sticking to each other or to oil well equipment. KH-30 is patented in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and the OAPI (the Africa Intellectual Property Organization, which includes the countries of Burkina-Faso, Benin, Central African Republic, Congo, Ivory Coast, Cameroon, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, Niger, Senegal, Chad and Togo). We have 12 additional country patent applications pending in most of the major oil-producing countries around the world (including the European Union and Canada).

         Although we believe that the application of KH-30 on a continuous basis will result in higher production and lower lease operating costs in oil wells, the introduction of KH-30 into the oil and gas producing industry has been difficult. Many entrenched players such as the "hot oilers" and the major oil service companies who benefit from high mark-ups on their proprietary products have no incentive to promote the use of KH-30. Moreover, oil production engineers are reluctant to risk damage to a well from a product that does not have the endorsement and backing of a major enterprise. Consequently, the pace of introduction of KH-30 has been much slower than we initially anticipated. We believe that this situation has begun to change as a result of our marketing efforts with several oil service companies and well owners beginning to use our products after successful trials.

         To increase sales of our KH-30 product we are currently expanding our marketing efforts by producing a marketing brochure and supplemental sales material. We have also developed two products, KH-30S and KX-91, as extensions of our original KH-30. We expect to continue developing additional applications for our KH-30 product.

         KX-91 is a patent-pending chemical blend specifically developed for the rapid removal of paraffin and asphaltene deposits from oil wells. It has been effective for the removal of heavy deposits due to its wetting ability, dispersability and solvency. KX-91 works to rapidly dissolve deposits at low concentrations with limited contact time and can perform in extreme (-400F to 2300F) temperature ranges. It also has low emulsifying tendencies with brine water. In laboratory tests, KX-91 has been effective at low concentrations to enhance the flow of very heavy crude oil (low API gravity).

         KH-30S is a proprietary chemical composition, specifically developed as a drag reducer to reduce flow impairment caused by paraffin and asphaltene depositions and high viscosity crude oil. KH-30S lowers the viscosity of very heavy crude oil (low API gravity) with flow enhancement in pipelines and oil wells at low concentrations. It provides an inhibitive thin barrier film on various metal surfaces and exhibits good compatibility with most commonly used materials of construction.

         UNIPROOF PROOFING PAPER

         We have developed a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. We developed this formulation over several years of testing. The formulation is technically in the public domain as being within the scope of an expired patent of duPont. However, the exact formulation utilized by us, to the best of our knowledge, has not been duplicated by other companies and we protect it as a trade secret.

         We introduced our proofing paper product in June 1999. Sales of Uniproof proofing paper totaled $481,636 for the fiscal year ended March 31, 2004, $1,692,735 for the fiscal year ended March 31, 2003 and $1,033,574 for the fiscal year ended March 31, 2002.

         SLICK BARRIER

         Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is environmentally friendly and biodegradable, which we believe to be particularly appealing in fresh water marine applications. The product is currently being tested on pleasure boats throughout the United States and Europe. A patent application for "Slick Barrier" was filed in 2003, and we are applying for trademark protection both nationally and internationally. We expect to release this product in 2005, although no specific date has been set.

         GREENGLOBE INDUSTRIES

         In November 1998, we acquired all of the outstanding shares of Green Globe in exchange for 30,000 shares of our common stock. Green Globe is operated as a separate subsidiary and sells its products under the tradename Qualchem.(TM) The acquisition of Green Globe has given us access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. military. Of particular note in the Green Globe line was the development of dual package cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The wipes were developed, and have received U.S. military approval, for the cleaning of the instrument panels of combat aircraft.

MANUFACTURING AND SALES

         All of the raw materials necessary for the manufacture of our products are generally available from multiple sources, although we have negotiated favorable arrangements with our current suppliers and would have to repeat the process if one or more of our current suppliers were no longer to be able to supply these raw materials to us. We do not own any special manufacturing facilities. Our chemical products are generally manufactured by contract blenders at a number of different locations. This method of manufacturing has reduced the need for us to invest in facilities and to hire the employees to staff them. Chemical blenders are relatively easy to replace and are bound by confidentiality agreements, where appropriate, which obligate them not to disclose or use our proprietary information.

         We are not responsible for any environmental expenditures with respect to the manufacturing of our products. First, the chemical products that we use are generally "environmentally friendly" products in that they are low in toxicity and rank high in biodegradability. Further, any environmental issues involved in manufacturing are the responsibility of the blending facilities, provided they receive adequate and accurate information from us as to the components of the chemicals involved.

         Currently, the photosensitive coating for our Uniproof proofing paper is applied by an independent coater which is bound by a confidentiality agreement that obligates it not to disclose or use our confidential information. We believe this facility has the capacity to meet our production needs for the foreseeable future and also meets all environmental manufacturing regulations now or expected to be enacted. We believe that the services of this facility can be duplicated by others. We believe the need for a contract with the coater is obviated by the coater's clear economic benefit from continuing to provide services to us. We are more concerned about a precipitous event, such as damage to the coater's facility, which could result in an interruption of Uniproof production. We believe that alternate coating sources do exist and that the coater could be replaced, although with at least some interruption in production flow.

         We sell our Uniproof proofing paper to three customers. The largest, The Alameda Company of Anaheim, California, accounted for approximately 93% of our graphic arts sales and 46.3% of our total customer sales for the fiscal year ended March 31, 2004. In fiscal 2003, Alameda accounted for approximately 78% of graphic arts sales and 59% of total customer sales and, in fiscal 2002, accounted for approximately 97% of graphic arts sales and 74% of total customer sales. Alameda did not place a paper order with us from July 2003 to March 2004, but did place a significant paper order with us in April 2004. Revenue from Alameda is expected to continue to decline as a percentage of our total revenues. A decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us.

         Another Uniproof paper purchaser accounted for approximately 6.4% of our total customer sales in the fiscal year ended March 31, 2004, but has not been a significant customer since. The General Services Administration and Defense Supply Center, which purchased our QualChem aircraft cleaning products and paint removers, accounted together for approximately 6.1% of our total customer sales in the fiscal year ended March 31, 2004. In the fiscal year ended March 31, 2004, two oil field service companies, which purchased our KH-30 and KX-91 oil well cleaning products, accounted for approximately 10.2% and 4.3%, respectively, of our total customer sales.

         Except for these current and former customers, no other single entity has accounted for more than 10% of our sales during any of the fiscal years ended March 31, 2002 and 2003 and the nine months ended December 31, 2003.

         All of our products are sold in U.S. dollars and, therefore, we have had no foreign currency fluctuation risk.

         Our current operations do not require a substantial investment in inventory other than minimum commitments to our distributors. However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

         Our order backlog at March 31, 2004 was insignificant as we generally ship product as orders are received.

MARKETING AND DISTRIBUTION

         We have engaged the services of independent contractors to market our KX-30 and KX-91 oil dispersant products. These contractors work under various non-exclusive commission and distribution agreements and have substantial contacts among oil well owners and major oil companies in the United States, Mexico, South America, Africa, Europe and the Middle East. These contractors earn a commission based upon the sales value of the products that they sell. These independent contractors use our marketing materials, brochures and website to interest clients and to describe the attributes of our products.

         Although we have not achieved the volume of sales we had anticipated for the oil dispersant products, there have been significant barriers to entry in this market. Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines. In many cases, additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients. This process of testing has taken a great deal longer than was originally anticipated. We believe that we have made significant inroads and expect a higher volume of sales in the third quarter of the fiscal year ending March 31, 2005.

RESEARCH AND DEVELOPMENT

         KH-30, KX-91 and KH-30S chemical products for the oil industry and Uniproof proofing paper are developed and ready for market. Slick Barrier is in testing. All of these products are the result of research and development expenditures paid to vendors, excluding allocation of internal costs, estimated to be $229,219, $181,370 and $58,300 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We have had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to lead in the development of our products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

COMPETITION

         We compete directly or indirectly with other producers of specialty chemical products with similar uses, most of which are more established companies and have greater resources than we have. Generally, we attempt to compete by offering what we hope to be lower prices and better service. However, our KH-30, KX-91 and KH-30S products for the oil industry are often more expensive, and with these products we attempt to compete by emphasizing product effectiveness and environmental safety.

         For our Uniproof proofing paper, our principal competition is E.I. duPont de Nemours & Co., which controls in excess of 95% of the United States proofing paper market estimated to be $80 million to $100 million per year. Currently, we have been able to compete with duPont in terms of what we believe to be better prices and service. We believe the market will continue to welcome an alternative to duPont and we plan to continue our current marketing practices.

PROPRIETARY TECHNOLOGIES

         With respect to our formulations which are proprietary, we have patented our KH-30 oil well cleaner patented in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and OAPI. We also have 12 additional country patent applications pending in most of the major oil-producing countries around the world (including the European Union and Canada). We believe our patent is strong and will help our competitive position. However, we are aware that others may try to imitate our product or invalidate our patents. We have in the past vigorously enforced our trade secrets such as the one relating to our Uniproof proofing paper, and intend to continue to do so in the future. However, we recognize that intellectual property rights provide less than complete protection. We believe that no other company is currently producing a product similar to KH-30.

         In addition to applying for patent protection on our KH-30 product, we have also registered "KH-30" as a trademark. Trademark protection has also been obtained for the "Uniproof" name for our proofing paper. We anticipate applying for both patent and trademark protection for our other products in those jurisdictions where we deem such protection to be beneficial.

EMPLOYEES

         As of March 31, 2004, we employed nine persons and had available the services of five other individuals under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with us to manufacture or market one or more of our products.

         None of our employees is represented by a union. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         We lease 9,600 square feet of office space at 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094. Under the terms of the lease, which runs through June 2007, the monthly rent is $8,635 through June 2004, then the monthly rent increases to $9,035 for the remainder of the lease. In addition, we lease office space of approximately 1,350 square feet in Midland, Texas as a regional sales office at a rate of $759 per month. This lease runs through September 2005.

         We use independent non-affiliated contract chemical blending and manufacturing facilities in various locations around the United States for the manufacture of our products. We contract the production of our products to independent manufacturers and blenders and our products are therefore produced at the manufacturing facilities of those entities. We do not own any manufacturing facilities.

ITEM 3.  LEGAL PROCEEDINGS

         In July 2002, an action was commenced against us in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as a sales representative of ours and in that capacity made sales of our products to the United States government and to commercial entities. Plaintiffs further allege that we failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of our products made by plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has yet been scheduled. We believe we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the case. The outcome of this matter cannot be determined at this time.

         No other legal proceedings are currently pending or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         As of June 16, 2004, there were 460 record holders of our common stock and there were 22,180,270 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

         The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board and the "Pink Sheets," as described below, by quarter during each of our last two fiscal years ended March 31, 2003 and 2002 and for each quarter after March 31, 2003. From May 3, 2000 to April 25, 2002, our shares were quoted on the Pink Sheets. Beginning April 26, 2002, our stock has been quoted on the OTC Bulletin Board. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

    Fiscal Year
  ended March 31                Quarter                     High        Low
  --------------                -------                     ----        ---
       2003       First Quarter (April-June 2002)           $3.85     $1.60
                  Second Quarter (July-September 2002)       2.40      1.20
                  Third Quarter (October-December 2002)      3.20      1.30
                  Fourth Quarter (January-March 2003)        2.10      1.28

       2004       First Quarter (April-June 2003)           $1.43     $ .98
                  Second Quarter (July-September 2003)       2.30       .80
                  Third Quarter (October-December 2003)      1.75       .27
                  Fourth Quarter (January-March 2004)        1.08       .40

       2005       First Quarter (through June 16)           $1.08      $.52

         The high and low bid prices for shares of our common stock on June 16, 2004, were $1.02 and $.93 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The aggregate market value of our stock held by non-affiliates on June 16, 2004 was $15,552,137 (using the closing price of $.95 per share).

DIVIDEND POLICY

         While there are no restrictions on the payment of dividends, we have not declared or paid any cash or other dividends on shares of our common stock in the last two years, and we presently have no intention of paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information regarding the status of our existing equity compensation plans at March 31, 2004.

                                                                                                NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE
                                                                                                FOR FUTURE ISSUANCE
                                                                                                    UNDER EQUITY
                                              NUMBER OF SECURITIES                               COMPENSATION PLANS
                                               TO BE ISSUED UPON         WEIGHTED-AVERAGE      (EXCLUDING SECURITIES
                                                  EXERCISE OF           EXERCISE PRICE OF         REFLECTED IN THE
                                              OUTSTANDING OPTIONS,     OUTSTANDING OPTION,             SECOND
               PLAN CATEGORY                  WARRANTS AND RIGHTS      WARRANTS AND RIGHTS             COLUMN)
               -------------                  -------------------      -------------------      -------------------
Equity compensation plans approved by              2,205,000                  $1.32                  1,795,000
security holders

Equity  compensation  plans not approved by        4,225,000                  $1.70                      --
security holders

     Total                                         6,430,000                                         1,795,000

RECENT SALES OF UNREGISTERED SECURITIES

         On March 24, 2004, we entered into a $1,750,000 financing transaction with Laurus Master Fund, Ltd., a financial institution specializing in funding small and micro-capitalization companies. Under the financing agreements, we issued a $1,750,000 secured convertible term note at a fixed conversion price of $1.00 per share to Laurus. The loan has a term of three years and accrues interest at the greater of the prime rate of interest, currently 4% per year (as published in The Wall Street Journal), or 4% per year. Interest is payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commence on October 1, 2004, at the rate of $58,333. The proceeds of the financing are being used for working capital.

         The interest rate of the note is subject to reduction in .25% increments on a month-by-month basis if specified conditions are met, including that the common stock underlying the conversion of the convertible term note and the warrant issued to Laurus are registered with the SEC and whether and to what extent the average price of our common stock exceeds the fixed conversion price.

         Laurus has the option to convert all or a portion of the term loan into shares of our common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The term loan is secured by a first priority security interest in our assets. In connection with the term loan, Laurus was paid a fee of $61,250 and received a seven-year warrant to purchase up to 300,000 shares of our common stock at prices ranging from $1.25 per share to $1.75 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends and similar events.

         The secured convertible term note and common stock purchase warrant issued by us to Laurus were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that Act, which exempts transactions by an issuer not involving any public offering.

ITEM 6.   SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                               FISCAL YEAR ENDED MARCH 31,
                 CONSOLIDATED                              --------------------------------------------------------------
        STATEMENT OF OPERATIONS DATA                       2004          2003         2002          2001         2000
        ----------------------------                       ----          ----         ----          ----         ----
Operating Revenues ..............................        $972,051    $2,232,626    $1,387,851    $3,482,915   $2,585,556
Cost of goods sold...............................         488,385     1,332,791       756,391     2,325,652    1,368,727
Gross profit.....................................         483,666       899,835       631,460     1,157,263    1,216,829
Selling, general and administrative..............       2,674,968     3,627,983     1,763,446     1,052,790    1,099,705
Executive services contributed by management.....              --            --       187,500       250,000      250,000
Interest income (expense), net...................           2,082        57,629        (4,408)      (10,236)      (2,424)
Net loss.........................................      (2,569,098)   (2,829,000)   (1,364,576)     (404,316)    (152,765)
Retained deficit beginning.......................      (7,973,994)   (5,144,994)   (3,780,418)   (3,376,102)  (3,223,337)
Retained deficit ending..........................     (10,543,092)   (7,973,994)   (5,144,994)   (3,780,418)  (3,376,102)
Loss per share...................................           (0.12)        (0.13)        (0.09)        (0.03)       (0.01)


                                                                                     AS OF MARCH 31,
                 CONSOLIDATED                              --------------------------------------------------------------
              BALANCE SHEET DATA                           2004          2003         2002          2001         2000
              ------------------                           ----          ----         ----          ----         ----
Total working capital (deficiency)...............        $983,047    $2,346,175      $(81,712)     $172,118     $318,651
Total assets.....................................       3,191,461     3,682,947     1,037,972     1,411,699    1,314,843
Total liabilities................................       2,369,485       736,387       903,212     1,016,763      765,591
Total long term debt.............................       1,120,133            --            --            --           --
Total stockholder's equity.......................         821,976     2,946,560       134,760       394,936      549,252
Total shares outstanding.........................      22,180,270    22,180,270    16,180,270    15,830,270   15,830,270


         The following is a summary of our quarterly operations for the years ended March 31, 2004 and 2003.

                                                         UNAUDITED QUARTERLY FINANCIAL DATA
                                                               CONSOLIDATED STATEMENTS
                                                                    OF OPERATIONS
                                                          FISCAL YEAR ENDED MARCH 31, 2004
                                                          --------------------------------

                                           1ST QUARTER      2ND QUARTER    3RD QUARTER        4TH QUARTER     FISCAL YEAR
                                           -----------      -----------    -----------        -----------     -----------
Operating revenues....................   $    628,741   $       66,401   $       91,120   $     185,789   $      972,051
Cost of goods sold....................        325,922           32,404           38,054          92,005          488,385
Gross profit..........................        302,819           33,997           53,066          93,784          483,666
Selling, general and administrative...        673,604          793,221          558,453         649,690        2,674,968
Oil well operating and maintenance cost        57,995           32,872           11,795              --          102,662
Depreciation, amortization and depletion       37,283           37,673           39,447          41,036          155,439
Interest (income) expense, net........         (3,738)          (1,829)            (666)          4,151           (2,082)
Impairment loss.......................             --               --               --         121,777          121,777

Net loss..............................       (462,325)        (827,940)        (555,963)       (722,870)      (2,569,098)
Retained deficit, beginning...........     (7,973,994)      (8,436,319)      (9,264,259)     (9,820,222)      (7,973,994)
Retained deficit, ending..............     (8,436,319)      (9,264,259)      (9,820,222)    (10,543,092)     (10,543,092)
Per share information:
Loss per share - basic and diluted ...   $      (0.02)  $        (0.04)  $        (0.03)  $       (0.03)  $        (0.12)
Weighted average shares outstanding...     22,180,270       22,180,270       22,180,270      22,180,270       22,180,270




                                                         UNAUDITED QUARTERLY FINANCIAL DATA
                                                               CONSOLIDATED STATEMENTS
                                                                    OF OPERATIONS
                                                          FISCAL YEAR ENDED MARCH 31, 2003
                                                          --------------------------------

                                           1ST QUARTER      2ND QUARTER    3RD QUARTER        4TH QUARTER     FISCAL YEAR
                                           -----------      -----------    -----------        -----------     -----------
Operating revenues....................   $    738,997   $      625,612   $      792,092   $      75,925   $    2,232,626
Cost of goods sold....................        532,622          320,498          431,383          48,288        1,332,791
Gross profit..........................        206,375          305,114          360,709          27,637          899,835
Selling, general and administrative...        428,196        1,058,976          901,681       1,239,130        3,627,983
Depreciation, amortization and depletion        9,792           23,245           24,780          25,664           83,481
Interest (income) expense, net.......         (15,900)         (19,056)         (15,106)         (7,567)         (57,629)
Legal settlement......................             --               --               --         (75,000)         (75,000)

Net loss..............................       (215,713)        (758,051)        (550,646)     (1,304,590)      (2,829,000)
Retained deficit, beginning...........     (5,144,994)      (5,360,707)      (6,118,758)     (6,669,404)      (5,144,994)
Retained deficit, ending..............     (5,360,707)      (6,118,758)      (6,669,404)     (7,973,994)      (7,973,994)
Per share information:
Loss per share - basic and diluted....   $      (0.01)   $       (0.03)    $      (0.02)   $      (0.06)  $        (0.13)
Weighted average shares outstanding...     19,279,171       22,180,270       22,180,270      22,180,270       21,456,982

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Report beginning on page F-1.

OVERVIEW

         Our business plan from fiscal 2001 through fiscal 2004 was to use Uniproof proofing paper sales to provide the cash flow to support worldwide marketing efforts for our KH-30 and related oil well cleaner products and, to a lesser extent, the other environmentally friendly specialty chemical products developed by us. Today, we are focused almost exclusively on our specialty chemical products business.

         On March 24, 2004, we completed the sale of a secured convertible term note in the principal amount of $1,750,000. In connection with the sale of the note, we issued to the selling shareholder a common stock purchase warrant covering 300,000 shares and paid a fee to the selling shareholder of $61,250. We received net proceeds of $1,590,250, after expenses, from the consummation of the sale.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         REVENUE RECOGNITION

         Our primary source of revenue is from sales of our products. We recognize revenue upon shipment and transfer of title.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We monitor our accounts and note receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, we use our historical experience to determine our accounts receivable reserve. Our allowance for doubtful accounts is an estimate based on specifically identified accounts, as well as general reserves. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a general reserve for all customers based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, our estimate of the recoverability of amounts due to us could be reduced or increased by a significant amount. A change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2004 TO FISCAL YEAR ENDED MARCH 31,
2003

         Sales. Sales decreased to $972,051 for the year ended March 31, 2004 from $2,232,626 for the year ended March 31, 2003. The $1,260,575, or 56%, decrease in sales was due principally to a 71% decrease in sales of our Uniproof proofing paper due to a lower level of orders from our primary customer. Sales for our specialty chemical products including KH-30 and KX-91, and our Green Globe / Qualchem product line decreased by 8%. The decrease was related to a 62% decline in the level of U.S. Military sales during the year. This was partially offset by a 54% increase in sales of our KH-30 family of products reflecting a higher order level. We believe that last fiscal year the U.S. Government stocked up on orders and then cut its orders during the 2004 fiscal year due to other military priorities. Our three largest customers accounted for 63% of revenues for the year ended March 31, 2004 compared with 84% for the comparable period in 2003.

         Cost of Goods Sold. Cost of goods sold decreased to $488,385, or 50% of sales, for the year ended March 31, 2004 from $1,332,791, or 60% of sales, for the year ended March 31, 2003. The decrease in cost of goods sold was primarily due to the reduced volume of Uniproof proofing paper sales and the change in the mix of products sold reflecting margins on Uniproof paper sales compared to the prior fiscal year.

         Selling, General and Administrative Expenses. General and administrative expenses decreased to $2,674,968, or 275% of sales, for the year ended March 31, 2004 from $3,627,983, or 162% of sales, for the year ended March 31, 2003. The decrease in general and administrative expenses are primarily related to lower salaries and benefits due to the departure of certain executives, lower legal and accounting fees and the reduction in certain marketing expenses that were incurred to develop product branding, logos, brochures and a website in 2002.

         Oil Well Operating and Maintenance Cost - net. During the year ended March 31, 2004, our wells produced oil which generated $34,636 in revenues and incurred operating costs and maintenance and repair costs of $137,298. In April 2004, we sold the oil well leases located in Laramie County, Wyoming for $15,000, and a 4.5% royalty on all future oil sales from these wells.

         Depreciation, Amortization and Depletion. Depreciation, amortization and depletion increased to $155,439 for the year ended March 31, 2004 from $83,481 for the year ended March 31, 2003 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S2 system equipment units and capitalized legal costs related to patent filings for our S2 system and KH-30 and related products.

         Interest Income, Net of Interest Expense. We had net interest income of $2,082 for the year ended March 31, 2004 compared with net interest income of $57,629 in the corresponding period in 2003. The decrease was due primarily to lower investment earnings on the reduced remaining funds raised from our private placement in May 2002.

         Impairment loss. During the year ended March 31, 2004, we tested our goodwill by estimating its fair value using a discounted cash flow analysis. As a result, we recorded a goodwill impairment charge of $51,310 related to the Green Globe segment. We also reviewed the carrying value of the oil well leases held by United Oil Corp. We estimated that the carrying value of the oil leases should be adjusted due to the sale of the oil well leases in April 2004. As a result, we recorded an oil lease impairment loss of $70,467.

         Legal Settlement. For the year ended March 31, 2003, we reached an agreement to settle and discontinue a lawsuit. In the settlement, we agreed to pay an aggregate of $75,000 in three installments. No legal settlements were made during the year ended March 31, 2004.

         Net Loss. For the year ended March 31, 2004, we incurred a net loss of $2,569,098, or $0.12 per share, as compared to a net loss of $2,829,000 for the year ended March 31, 2003, or $0.13 per share. The decrease in the loss was the result of a lower level of general and administrative expenses. The average number of shares of common stock used in calculating earnings per share increased to 22,180,270 shares from 21,456,982 shares.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2003 TO FISCAL YEAR ENDED MARCH 31,
2002

         Sales. Sales increased to $2,232,626 for the year ended March 31, 2003 from $1,387,851 for the year ended March 31, 2002. The $844,775, or 60%, increase in sales was due principally to a 60% increase in sales of our Uniproof proofing paper due to a general increase in orders and the addition of a new customer for the Uniproof product. Sales for our specialty chemical products including our KH-30 and KX-91 and our Green Globe / Qualchem product line increased by 62% as our orders increased as a result of our marketing activity and the U.S. Government replenished stocks of our military products as a result of the higher level of U.S. Military sales activity during the year. Our three largest customers accounted for 84% of revenues for the year ended March 31, 2003 compared with 86% for the comparable period in 2002.

         Cost of Sales. Cost of sales increased to $1,332,791, or 60% of sales, for the year ended March 31, 2003 from $756,391, or 55% of sales, for the year ended March 31, 2002. The higher cost of sales reflected the increased levels of sales and the higher percentage of cost of sales in fiscal 2003 was primarily due the increased cost of production for the Uniproof paper which was only partially offset by higher margins on specialty chemical products.

         Selling, General and Administrative Expenses. General and administrative expenses increased to $3,627,983, or 162% of sales, for the year ended March 31, 2003 from $1,763,446, or 127% of sales, for the year ended March 31, 2002. The increase in general and administrative expenses are primarily related to the salaries, the cost of compensation from options and benefits of new staff added beginning in May 2002, non-recurring marketing expenses related to developing promotional brochures, logos and product branding, design and implementation costs of a new website, certain legal and accounting services and KH-30 customer trials on wells and storage tanks, and increased level of travel related to meetings with potential customers.

         Executive Services Contributed by Management. The year ended March 31, 2001 included an expense of $250,000 related to imputed but unpaid salaries for services contributed by senior management. In 2002, such amount was $187,500 representing the first three quarters of the year. In the fourth quarter of fiscal year 2002, each of the two officers received options for the value of their services and one of the officers began to draw a salary. In the year ended 2003, the amount of imputed salaries was $0, as the executives were paid a regular salary.

         Depreciation and Amortization. Depreciation and amortization increased to $83,481 for the year ended March 31, 2003 from $20,031 for the year ended March 31, 2002 reflecting additions to fixed assets for laboratory analytical equipment, manufacture of additional S2 system equipment units and capitalized legal costs related to patent filings for our S2 system and KH-30 and related products.

         Interest Income, Net of Interest Expense. We had net interest income of $57,629 for the year ended March 31, 2003 compared with net interest expense of $4,408 in the corresponding period in 2002. The increase was due primarily to the investment earnings on the remaining funds raised from our private placement in May 2002.

         Legal Settlement. During the year ended March 31, 2002, we settled another litigation matter in the amount of $20,651. For the year ended March 31, 2003, we reached an agreement to settle and discontinue a lawsuit. In the settlement, we agreed to pay an aggregate of $75,000 in three installments.

         Net Loss. For the year ended March 31, 2003, we incurred a net loss of $2,829,000, or $0.13 per share, as compared to a loss of $1,364,576 for the year ended March 31, 2002, or $0.09 per share. The increased loss is primarily a result of higher expenses for the year. The average number of shares used in calculating earnings per share increased 5,434,657 to 21,456,982 shares primarily as a result of 6,000,000 shares issued in connection with our private placement in May 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1995, operations have been financed primarily through loans, equity contributions from directors and executive officers and from third parties supplemented by funds generated by our business. As of March 31, 2004, we had $1,518,025 in cash and cash equivalents.

         Net Cash Used in Operating Activities. During the fiscal year ended March 31, 2004, net cash used in operating activities was $1,913,167 compared with $2,998,776 for the fiscal year ended March 31, 2003. This was primarily a result of the lower expense levels during the year.

         Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2004, net cash used in investing activities decreased to $280,000 compared with $444,494 for the year ended March 31, 2003. The decrease was primarily a result of a reduced level of expenditures for purchase of fixed assets to support operations and capitalized legal fees required to file patent applications for our KH-30, KX-91 and S2 system.

         Net Cash Provided by Financing Activities. Net cash generated from financing activities decreased to $1,590,250 resulting from the net proceeds from sale of a secured convertible term note on March 24, 2004 in the amount of $1,750,000 which was partially offset by $159,750, as discussed below, of financing costs paid. This compares to cash provided from financing activities of $5,365,800 for the year ended March 31, 2003 resulting from net proceeds from our private placement in May 2002.

         On March 24, 2004, pursuant to a Securities Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note in the principal amount of $1,750,000. The note, which has a term of three years and accrues interest at the greater of the prime rate of interest (as published in The Wall Street Journal) or 4% per annum, is convertible into shares of our common stock at a conversion price of $1.00 per share.

         In connection with the sale of the note, we paid the purchaser of the note a fee of $61,250 and issued the purchaser a seven-year common stock purchase warrant to purchase up to 300,000 shares of our common stock at prices ranging from $1.25 per share to $1.75 per share. Also, in connection with the sale of the note, we agreed to register for resale the shares of common stock into which the note is convertible and the warrant is exercisable.

         During the past two fiscal years ended March 31, 2004 and 2003, we have recorded aggregate losses from operations of $5,398,098 and have incurred total negative cash flows from operations of $4,911,943 for the same two-year period. The report of the independent registered public accounting firm with respect to our financial statements included in this Report includes a "going concern" qualification, indicating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

         Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our product lines. In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

CONTRACTUAL OBLIGATIONS

         Below is a table which presents our contractual obligations commitments at March 31, 2004:

                                                     Less than                                 After
         Contractual Obligations        Total          1 Year      1-3 Years    4-5 Years     5 Years
         --------------------------------------------------------------------------------------------
         Convertible Note           $1,750,000       $349,998      $699,996      $700,006      $  -
         Operating leases              381,603        128,303       219,540        33,760         -
         Total contractual
              Cash obligations      $2,131,603       $478,301      $919,536      $733,766      $  -


REPORTING BY SEGMENTS

         We are primarily a specialty chemicals company because of our determination in fiscal 1998 to close our printing equipment division and focus primarily on the sale of our KH-30 oil well cleaner and related products. However, a significant portion of our revenues has been related to the printing and the graphic arts industry. During the past three fiscal years, we have derived additional revenues by acting as a graphic arts products distributor.

         The following table shows the proportion of total revenues by segment in each of the last three fiscal years:

                                                                  SPECIALTY
         FISCAL YEAR                             GRAPHIC ARTS    CHEMICALS
         -----------                             ------------    ---------
            2002................................  $1,061,317     $326,534
            2003................................   1,700,738      531,888
            2004................................     486,075      486,976

OFF-BALANCE SHEET ARRANGEMENTS

         We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

INFLATION

         We do not believe that inflation in the cost of our raw materials has had in the past or will have in the future any significant negative impact on our operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. This statement had no effect on our consolidated financial statements.

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

         o requires interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantors" Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranties of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for our March 31, 2003 consolidated financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2003. This interpretation had no effect on our consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied in the first reporting period that ends after December 15, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation is not expected to have any effect on our consolidated financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities (VIE'S), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. It is not anticipated that the effect of this interpretation, if any, on our consolidated financial statements would be material.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the large amount of our outstanding term loan; history of net losses and accumulated deficits; reliance on third parties to market, sell and distribute our products; future capital requirements; competition and technical advances; dependence on the oil services market for pipe and well cleaners; ability to protect our patents and proprietary rights; reliance on a small number of customers for a significant percentage of our revenues; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in our market risk sensitive instruments and positions are the potential losses arising from adverse changes in interest rate and foreign currency exchange rates.

INTEREST RATES

         As described above, we issued a $1,750,000 secured convertible term note to Laurus Master Fund, Ltd. on March 24, 2004 to support our working capital needs. The term loan accrues interest at the greater of the prime rate of interest (as published in The Wall Street Journal) or 4% per annum. A one-percentage point increase in the prime rate of interest affecting our term loan would increase our net loss by $17,500 over the next fiscal year.

FOREIGN CURRENCY EXCHANGE RATES

         Although our business is international in scope, to date our product sales have been all U.S. dollar-denominated. As we expand, we may be affected by exchange rate fluctuations in foreign currencies relative to the U.S. dollar. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 13, 2003, we dismissed Grant Thornton, LLP as our independent public accountants. Grant Thornton had been previously engaged as the principal accountants to audit our financial statements. We engaged the firm of Imowitz Koenig & Co., LLP, New York, New York, effective August 13, 2003, to act as our independent auditors for the fiscal year ended March 31, 2004.

         Grant Thornton's report on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and the report was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by our board of directors.

         During our two most recent fiscal years, and the subsequent interim periods, prior to August 13, 2003, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Interim Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Report we present the conclusions of our CEO and CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS

         Appearing as Exhibits 31.1 and 31.2 to this Report are "Certifications" of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of this Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS

         Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including, without limitation, the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including, without limitation, the CEO and CFO, does not expect that the Disclosure Controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by (i) the individual acts of certain persons, (ii) the collusion of two or more people, or
(iii) management override of the controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As such, over time controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

SCOPE OF THE CONTROLS EVALUATION

         The CEO/CFO evaluation of our Disclosure Controls included a review of the controls' objectives and design, the controls' implementation by our company and the effect of the controls on the information generated for use in this Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our future Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor our Disclosure Controls and to make modifications, as necessary. In this regard, our intent is that the Disclosure Controls will be maintained as dynamic controls systems that change (including with improvements and corrections) as conditions warrant.

CONCLUSIONS

         Based upon the Controls Evaluation, our CEO and CFO have concluded, subject to the limitations noted above, that as of the end of the period covered by this Report, our Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEMS 10, 11, 12, 13 AND 14.

         Part III (Items 10 through 14) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 2004, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) and (2): The response to this portion of Item 15 is submitted as a separate section of this Report beginning on page F-1.

         (a)(3) Exhibits:

         Exhibit Number and Description
         ------------------------------

         3.1   Articles of Incorporation of United Energy Corp.(1)
         3.2   Amendment to the Articles of Incorporation.(2)
         3.3   By-Laws of United Energy Corp.(1)
         4.1   Articles of Incorporation: Articles Fourth, Fifth and Seventh.(1)
         4.2   By-Laws: Article I: Sections: Six, Seven, Eight, Nine, Ten;
               Article II:
               Section Nine: Article IV: Section Two.(1)
         4.3   Form of Stock Certificate of United Energy Corp.(1)
         4.4   Secured Convertible Term Note dated March 24, 2004.(4)
         10.1 Distribution Agreement and Option Agreement with International Research and
               Development, dated August 25, 1999.(1)
         10.2  2001 Equity Incentive Plan, as amended on May 29, 2002.(5)
         10.3 Securities Purchase Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd.(4)
         10.4  Secured Convertible Term Note, dated March 24, 2004.(4)
         10.5 Security Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd.(4)
         10.6 Registration Rights Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd.(4)
         10.7  Common Stock Purchase Warrant, dated March 24, 2004.(4)
         16.1  Letter re Change in Certifying Accountant.(3)
         22.1  List of Subsidiaries.
         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
         31.2  Certification of Interim Chief Financial Officer pursuant to
               Rule 13a-14(a) under the Exchange Act.
         32.1 Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

----------

(1) Incorporated by reference from the exhibits filed with the Form 10 on June 20, 2000.

(2) Incorporated by reference from the exhibits filed with the Form 10-Q for the period ended September 30, 2001.

(3) Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2002.

(4) Incorporated by reference from the exhibits filed with the Form 8-K filed on March 30, 2004.

(5) Incorporated by reference from the exhibits filed with the Schedule 14A for the year ended March 31, 2003.

(6) Incorporated by reference from the exhibits filed with the Registration Statement on Form SB-2 (No. 333-115484).

         (b) Reports on Form 8-K.

         During the three months ended March 31, 2004, we filed the following Current Report on Form 8-K:

         o Form 8-K dated March 24, 2004 (filed on March 30, 2004), which described our private placement of a secured convertible term note and common stock purchase warrant to Laurus Master Fund, Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED ENERGY CORP.


Date:  June 29, 2004                      By: /s/ Ronald Wilen
                                              ----------------------------------
                                              Ronald Wilen
                                              Chief Executive Officer


                                          By: /s/ James McKeever
                                              ----------------------------------
                                              James McKeever
                                              Interim Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ronald Wilen
------------------------    Chief Executive Officer and Director  June 29, 2004
Ronald Wilen                (principal executive officer)


/s/ James McKeever
------------------------    Interim Chief Financial Officer       June 29, 2004
James McKeever              (principal financial and accounting
                            officer)



------------------------    Director                              June 29, 2004
Louis Bernstein


/s/ Andrea Pampanini
------------------------    Director                              June 29, 2004
Andrea Pampanini


/s/ Martin Rappaport
------------------------    Director                              June 29, 2004
Martin Rappaport

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                                    FORM 10-K

                          ITEMS 8 AND 14(A)(1) AND (2)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements of United Energy Corp. and its subsidiaries required to be included in Items 8 and 14(a) (1) are listed below:

                                                                           Page
                                                                           ----
Reports of independent registered public accounting firms............... F-2,F-3

Consolidated balance sheets as of March 31, 2004 and March 31, 2003.....     F-4

For the periods ended March 31, 2004, 2003 and 2002:
         Consolidated statements of operations..........................     F-5
         Consolidated statements of stockholders' equity (deficit)......     F-6
         Consolidated statements of cash flows..........................     F-7

Notes to consolidated financial statements..............................F-8-F-21

Schedule II - Schedule of Valuation and Qualifying Accounts.............    F-22

         Other than Schedule II, the financial statement schedules of United Energy Corp. and its subsidiaries to be included in Item 14(a)(2) are omitted because the conditions requiring their filing do no exist or because the required information is given in the financial statements, including the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of United Energy Corporation:

We have audited the accompanying consolidated balance sheet of United Energy Corporation (a Nevada corporation) and subsidiaries as of March 31, 2004 and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Energy Corporation and subsidiaries as of March 31, 2004 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the schedule II for the year ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ IMOWITZ, KOENIG & CO., LLP
------------------------------
New York, New York
May 11, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ GRANT THORNTON LLP
----------------------
New York, New York
May 27, 2003

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                                 MARCH 31,                 MARCH 31,
                                                                    2004                      2003
                                                                 ---------                -----------

                                 ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $  1,518,025              $   2,120,942
     Accounts receivable, net of allowance for doubtful             393,941                    496,715
            accounts of $45,736 and $48,113 respectively
     Inventory, net of allowance of $16,290 and                     176,487                    211,344
            $16,290, respectively
     Note receivable, net of reserve of $31,350 and                  63,650                    149,034
            $30,000, respectively
     Prepaid expenses and other current assets                       80,296                    104,527
                                                               ------------              --------------
            Total current assets                                  2,232,399                  3,082,562


PROPERTY AND EQUIPMENT, net                                         243,313                    268,597



OTHER ASSETS:
     Goodwill, net                                                   17,509                     68,819

     Patents, net of accumulated amortization of $67,032            309,424                    229,508
            and $44,253, respectively
     Loans receivable                                                 1,538                      2,076
     Deposits                                                        76,385                     31,385
     Deferred financing costs, net of accumulated
            amortization of $2,000 and  $0, respectively            310,893                        -
                                                               ------------              -------------
            Total assets                                       $  3,191,461              $   3,682,947
                                                               ============              =============

                The accompanying notes are an integral part of these consolidated balance sheets


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003


                                                                         MARCH 31,               MARCH 31,
                                                                          2004                     2003
                                                                         ----------              ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $     276,115             $    158,048
    Accrued expenses                                                       379,098                  334,198
    Convertible term note payable                                          349,998                        -
    Due to related parties                                                 244,141                  244,141
                                                                     -------------             ------------
       Total current liabilities                                         1,249,352                  736,387

LONG TERM LIABILITIES:
    Convertible term note payable                                        1,120,133                        -
                                                                     -------------             ------------
       Total liabilities                                                 2,369,485                  736,387
                                                                     -------------             ------------

COMMITMENTS AND CONTINGINCIES (Note 7)

STOCKHOLDERS' EQUITY:
    Common stock: $0.01 par value 100,000,000 shares
       authorized; 22,180,270  shares issued and outstanding               221,802                  221,802
       as of March 31, 2004 and 2003

    Additional paid-in capital                                          11,143,266               10,698,752
    Accumulated deficit                                                (10,543,092)              (7,973,994)
                                                                     -------------             ------------
       Total stockholders' equity                                          821,976                2,946,560
                                                                     -------------             ------------
       Total liabilities and stockholders' equity                    $   3,191,461             $  3,682,947
                                                                     =============             ============


                The accompanying notes are an integral part of these consolidated balance sheets


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002


                                                                 2004              2003                 2002
                                                                 ----              ----                 ----

REVENUES, net                                               $   972,051       $  2,232,626         $ 1,387,851

COST OF GOODS SOLD                                              488,385          1,332,791             756,391
                                                            -----------       ------------         -----------
Gross profit                                                    483,666            899,835             631,460
                                                            -----------       ------------         -----------
OPERATING EXPENSES:
    Selling, general and administrative                       2,674,968          3,627,983           1,763,446
    Oil well operating and maintenance cost, net                102,662                  -                   -
    Executive services contributed by management                      -                  -             187,500
    Depreciation, amortization and depletion                    155,439             83,481              20,031
                                                            -----------       ------------         -----------
        Total operating expenses                              2,933,069          3,711,464           1,970,977
                                                            -----------       ------------         -----------

        Loss from operations                                 (2,449,403)        (2,811,629)         (1,339,517)
                                                            -----------       ------------         -----------
OTHER INCOME (EXPENSE), net:
    Interest income                                               8,765            59,377                1,792
    Interest expense                                             (6,683)           (1,748)              (6,200)
    Impairment loss                                            (121,777)                -                   -
    Legal settlement                                                  -           (75,000)             (20,651)
                                                            -----------       ------------         -----------
        Total other income (expense), net                      (119,695)           (17,371)            (25,059)
                                                            -----------       ------------         -----------
        Net loss                                            $(2,569,098)      $ (2,829,000)        $(1,364,576)
                                                            ===========       ============         ===========

BASIC AND DILUTED LOSS PER SHARE:
            Total basic and diluted loss per share          $     (0.12)      $      (0.13)        $     (0.09)
                                                            ===========       ============         ===========
WEIGHTED AVERAGE NUMBER OF SHARES,
       OUTSTANDING, basic and diluted                        22,180,270         21,456,982          16,022,325
                                                            ===========       ============         ===========

                The accompanying notes are an integral part of these consolidated balance sheets



                                                 UNITED ENERGY CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED MARCH 31, 2004, 2003, AND 2002



                                                               Additional        Stock
                                        Common Stock            Pain-In       Subscription    Accumulated
                                     Shares        Amount        Capital       Receivable        Deficit         Total
                                     ------        ------        -------       ----------        -------         -----

BALANCE, April 1, 2001            15,830,270     $158,302     $4,042,052      $(25,000)      $(3,780,418)      $394,936
Common stock issued for
 conversion of loan due
 to shareholder                       250,000       2,500        347,500            --             --           350,000
Write-off of subscription
 receivable                                --          --        (25,000)        25,000            --               --
Common stock issued for
 services received                    100,000       1,000        110,000            --             --           111,000
Options granted in
 consideration for
 consulting services                       --           --        455,900            --             --           455,900
Executive services contributed
 by management                             --           --        187,500            --             --           187,500
Net loss                                   --           --             --            --        (1,364,576)    (1,364,576)
                                   ----------      -------      ---------      --------        ----------     -----------
BALANCE, March 31, 2002            16,180,270      161,802      5,117,952            --        (5,144,994)       134,760
Common stock issued for
 Private placement                  6,000,000       60,000      5,940,000            --             --         6,000,000
Options granted in                         --           --        125,000            --             --           125,000
consideration  for services
Private placement costs                    --           --       (484,200)           --             --          (484,200)
Net loss                                   --           --             --            --       (2,829,000)     (2,829,000)
                                   ----------      -------      ---------      --------        ----------     -----------
BALANCE, March 31, 2003            22,180,270      221,802     10,698,752            --       (7,973,994)      2,946,560
Options granted in
 consideration
 for services                              --           --         9,700             --             --            9,700
Warrants granted in
 consideration
 for convertible term note                 --           --       281,670             --             --          281,670
 Warrants granted in
 consideration
 for finance services                      --           --       153,144             --             --          153,144
Net loss                                   --           --            --             --        (2,569,098)   (2,569,098)
                                   ----------     --------   -----------        --------     ------------     -----------
BALANCE, March 31, 2004            22,180,270     $221,802   $11,143,266             --      $(10,543,092)     $821,976
                                   ==========     ========   ===========        ========     ============     ===========

 The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002


                                                                        2004               2003              2002


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $    (2,569,098)      (2,829,000)       (1,364,576)

Adjustments to reconcile net loss to net cash used in operating activities

    Depreciation, amortization and depletion                             159,241           83,481            20,031
    Impairment loss                                                      121,777             -                 -
    Non-cash consulting expense                                               -              -              111,000
    Options granted in consideration for services                          9,700          125,000           455,900
    Executive service contributed by management                               -              -              187,500

Changes in operating assets and liabilities
    Decrease (increase) in accounts receivable, net                      102,774         (427,645)          752,329
    Decrease (increase) in inventory, net                                 34,857           76,513          (166,104)
    Decrease in note receivable, net                                      85,384             -                -
    Decrease (increase) in prepaid expenses                               24,231           19,423            (5,649)
    Increase  in deposits                                                (45,000)         (29,723)             (277)
    Increase in related party payable                                         -           102,654              -
    Increase (decrease) in accounts payable and accrued expenses         162,967         (119,479)          (25,028)
                                                                      ----------       ----------           --------
        Net cash used in operating activities                         (1,913,167)      (2,998,776)          (34,874)
                                                                      ----------       ----------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments/receipts for loans receivable-net                               538           (8,699)             -
    Payments for acquisition of property and equipment-net              (177,843)        (321,090)          (13,409)
    Payments for patent                                                 (102,695)        (114,705)             -
                                                                      ----------       ----------           --------
        Net cash used in investing activities                           (280,000)        (444,494)          (13,409)
                                                                      ----------       ----------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from convertible term note                                1,750,000             -                 -
    Payment of financing costs                                          (159,750)            -                 -
    Payments on line of credit                                                -          (150,000)             -
    Proceeds from line of credit                                              -              -              150,000
    Payment of private placement costs                                        -          (484,200)             -
    Proceeds from issuance of common stock                                    -         6,000,000              -
                                                                      ----------       ----------           --------
        Net cash provided by financing activities                      1,590,250        5,365,800           150,000
                                                                      ----------       ----------           --------
        Net (decrease) increase in cash and cash equivalents            (602,917)       1,922,530           101,717

CASH AND CASH EQUIVALENTS, beginning of period                         2,120,942          198,412            96,695
                                                                      ----------       ----------           --------
CASH AND CASH EQUIVALENTS, end of period                               1,518,025        2,120,942           198,412
                                                                      ==========       ==========           ========

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002


                                                                     2004                  2003                  2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
    Interest                                                  $      2,882                $     2,361            $     6,266
    Income taxes                                              $      2,154                $       800            $       720

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of warrants with  convertible term loan          $    281,670                $         -            $         -
    Issuance of warrants for financing costs                  $    153,143                $         -            $         -
    Conversion of account receivable into note
      receivable                                              $          -                $   179,034            $         -
    Conversion of accounts due to a shareholder into
      common stock                                            $          -                $         -            $   350,000


              The accompanying notes are an integral part of these consolidated statements.


                                      F-9

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 AND 2002


1.   DESCRIPTION OF BUSINESS AND BUSINESS PLAN


     United Energy Corp. ("United Energy" or the "Company") considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty chemical products, in particular its KH-30 and KX-91 oil well cleaners and KH-30S drag reducer products.

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

     Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is another in the Company's line of environmental products in that it is environmentally friendly and biodegradable, which the Company believes to be particularly appealing in fresh water marine applications. The product is still being tested on pleasure boats throughout the United States and Europe. We expect to begin sales of the product by the beginning of 2005 . A patent application on this product is in process.

     During the past two fiscal years ended March 31, 2004 and 2003, we have recorded aggregate losses from operations of $5,398,098 and have incurred total negative cash flows from operations of $4,911,943 for the same two-year period. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our product lines. In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of United Energy Corp. and its wholly-owned subsidiary Green Globe Industries, Inc. and currently inactive subsidiary, Nor-Graphic Industries. All intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of consolidated financial statements in accordance with accounting principals generally accepted in the United States of America requires United Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, United Energy evaluates its estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation. United Energy bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases (15 years), which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred.

Depreciation and amortization expense for the years ended March 31, 2004, 2003 and 2002 was $132,660, $69,376, and $3,660, respectively.

Property and equipment consists of the following at March 31, 2004 and 2003:

                                                                                              2004                 2003
                                                                                             -----                 ----
         Furniture and fixtures.................................................        $      68,036     $      67,094
         Machinery and equipment................................................              366,098           233,585
         Vehicles...............................................................               78,986            35,548
         Leasehold improvements.................................................               26,203            25,253
                                                                                        -------------     -------------
              ..................................................................              539,323           361,480
         Less- Impairment loss..................................................              (70,467)               --
         Less- Accumulated depreciation and amortization........................             (225,543)          (92,883)
                                                                                        -------------     --------------
         Property and equipment, net............................................        $     243,313     $     268,597
                                                                                        =============     ==============

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

     As required by SFAS 142, the Company completed its transitional impairment testing of intangible assets. Under SFAS 142, the goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

     As of March 31, 2004 the Company completed its annual impairment testing of goodwill. The Company estimated the fair value of its goodwill by using discounted cash flow analysis. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $51,310 related to the Green Globe segment, during the year ended March 31, 2004.

     Goodwill consists of the following at March 31, 2004 and 2003:

                                                                                                2004              2003
                                                                                                ----              ----
         Goodwill...............................................................        $      86,523     $      86,523
         Less: Impairment loss..................................................               51,310                 -
         Less: Accumulated amortization.........................................               17,704            17,704
                                                                                        -------------     --------------
         Goodwill, net..........................................................        $      17,509     $      68,819
                                                                                        =============     ==============

PATENTS

     The Company capitalizes legal costs incurred to obtain patents. Amortization begins when the patent is approved using the straight-line basis over the estimated useful life of 15 years.

ACQUISITION OF OIL WELL LEASES

     On April 4, 2003, the Company purchased oil leases for six oil wells in Laramie County, Wyoming (the "Wyoming Wells") for an aggregate purchase price of $97,616. In addition to operating the wells, the Company used the wells to test its products. During the year ended March 31, 2004, the Wyoming Wells produced oil which generated $34,636 in revenues and incurred operating costs and start-up maintenance and repair costs of $137,298.

The Company has capitalized $17,352 for the oil leases and $68,571 for equipment, net of depreciation, amortization and depletion at March 31, 2004. The Company recorded an asset retirement obligation of $30,000 to cover the cost of capping the wells in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company maintains a refundable, interest-bearing deposit of $75,000 with the State of Wyoming to cover the costs of eventual capping the wells in the event they are no longer operated or abandoned.

     As of March 31, 2004 the company reviewed the carrying value of the oil well leases held by United Oil Corp. The Company estimated that the carrying value of the oil leases should be adjusted due to the sale of the oil well leases in April 2004(see subsequent events footnote). As a result the Company recorded an oil leases' impairment loss of $70,467 which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended March 31, 2004.

ACCOUNTING FOR LONG-LIVED ASSETS

     The Company's long-lived assets include property and equipment and patents.

     In accordance with SFAS 144, long-lived assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

STOCK-BASED COMPENSATION

     At March 31, 2004, the Company has stock based compensation plans, which are described more fully in Note 10. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensations expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Stock based employee compensation cost for the years ended March 31, 2004, 2003 and 2002 was $0, $125,000 and $0, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No.96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $9,700, $0 and $455,900 for the years ended March 31, 2004, 2003 and 2002.

     The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock based compensation:



                                                                              Years ended March 31,
                                                               2004                2003                2002
Net Loss
As reported                                                    (2,569,098)         (2,829,000)         (1,364,576)
Add:
Stock based compensation expenses included in
reported net loss                                                   9,700             125,000             455,900
Deduct:
Total stock based employee compensation expense
 determined under fair value based method for all
 awards                                                         (1,361,668)        (1,194,605)           (869,187)
Pro forma                                                       (3,921,066)        (3,898,605)         (1,777,863)
Basic and diluted loss per common share
As reported                                                          (0.12)             (0.13)              (0.09)
Pro forma                                                            (0.18)             (0.18)              (0.11)



PER SHARE DATA

     SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted loss per share for the years ended March 31, 2004, 2003 and 2002 does not include 6,430,000, 6,195,020 and 1,860,000 stock options and warrants since the inclusion of the outstanding stock options and warrants would be antidilutive.

CONCENTRATIONS OF RISK

Cash and Cash Equivalents

     The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Accounts and Notes Receivable

     The Company has one customer which accounted for 50% and 87% of the total accounts receivable at March 31, 2004 and 2003 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations.

     At March 31, 2003, the company converted an accounts receivable balance of $179,034 to a one year note receivable. The note accrues interest at the rate of 4.5% and is paid down in 12 monthly payments and provides for a security interest in the inventory held by this customer. During the year ended March 31, 2004, the customer returned goods in the amount of $30,225, which reduced the note. Principal payments in the amount of $53,807 have also been paid. No interest has been paid to date. On March 28, 2004, the customer agreed to a balance of $95,000, which they will pay $5,000 per month.

Significant Customers

     The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2004, 2003 and 2002, are as follows:


                                                                      2004             2003              2002

Customer A ...................................................         10%              0%                0%
Customer B ...................................................         0%               4%                12%
Customer C ...................................................         46%              59%               74%
Customer D ...................................................         0%               15%               0%
Customer E ...................................................         4%               10%               0%

Vendors

     The Company has one vendor, which accounts for over 26%, 36% and 38% of the Company's supplies purchases for the years ended March 31, 2004, 2003 and 2002, respectively. The Company believes it can obtain the products from other vendors on terms suitable to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, note and loan receivable, inventory, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities ("VIE'S"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. It is not anticipated that the effect of this interpretation, if any, on the Company's Consolidated Financial Statements would be material.


3.   INVENTORY

     Inventory consists of the following as of March 31, 2004 and 2003: 2004
2003

         Paper..................................................................        $       4,416     $      19,957
         Blended chemical.......................................................              104,668           111,544
         Raw materials..........................................................               67,403            79,843
                                                                                        -------------     -------------
         Total inventory........................................................        $     176,487     $     211,344
                                                                                        =============     =============

4.   REVOLVING LINE OF CREDIT

     The Company had a revolving line of credit which allowed the Company to borrow up to $1,000,000 from Fleet Bank. Borrowings under the credit line bore interest at prime. Interest was payable monthly. The Company re-paid the line of credit in full in May 2002 with the proceeds received from the private placement and the credit line was closed.

5.   RELATED PARTY TRANSACTIONS

     The Company had an amount due to Robert Seaman, a major shareholder and former director of the Company. Amounts due to a related party as of March 31, 2004 and 2003 is $244,141. These amounts are unsecured, non-interest bearing and due upon demand.

     Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $108,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

6.   CONVERTIBLE DEBT

     On March 24, 2004, the Company issued a secured convertible term note in the amount of $1,750,000, which has a term of three years and accrues interest at the greater of the prime rate of interest, currently 4% per year (as published in the Wall Street Journal), or 4% per year. Interest is payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commence on October 1, 2004, at the rate of $58,333.

     The holder of the note has the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. The Company's obligations under the note are secured by a first priority security interest in the Company's assets.

           Convertible term note                                   $1,750,000
           Discount on convertible term note                         (279,869)
                                                                    ----------
           Current portion                                           (349,998)
                                                                    ----------
                  Long-Term Debt                                   $1,120,133
                                                                   ==========


         Estimated maturities on long-term debt are as follows:

                     2004                       $699,996
                     2005                        420,137


7.   COMMITMENTS AND CONTINGENCIES

LITIGATION

Sales Commission Claim

     In July 2002, an action was commenced against us in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as a sales representative of ours and in that capacity made sales of our products to the United States government and to commercial entities. Plaintiffs further allege that we failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of our products made by plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has yet been scheduled. We believe we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the case. The outcome of this matter cannot be determined at this time.

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

Litigation Concerning a Former Employee

     On or about May 16, 2003, the Company commenced an action against Jon Hebert, a former employee of the Company in the United States District Court for the District of New Jersey, seeking preliminary and permanent injunctive and other relief for violations by Mr. Hebert of employment and non-disclosure agreements between him and the Company, resulting in alleged disclosures by Hebert of the Company's confidential and proprietary information and wrongful solicitation of the Company's customers. The Company alleged that sales of products manufactured or distributed by Hebert's new employer may, in addition, infringe the Company's patents. After a hearing on the Company's motion for a preliminary injunction, the Court denied the motion, but ordered expedited proceedings in the matter.

     On or about May 27, 2003, Mr. Hebert's current employer, Fluid Sciences, L.L.C., commenced two actions against the Company and one of its wholly-owned subsidiaries, Nor Industries, Inc. One of the actions was commenced in the 15th Judicial District Court, Lafayette Parish, Louisiana. This action sought a declaratory judgment that the agreements between the Company and Mr. Hebert are not enforceable against Fluid Sciences, L.L.C as a matter of Louisiana's public policy and laws. In addition, the action sought judgment that the Company's efforts to enforce its agreements with Mr. Hebert are in restraint of trade and constitute unfair competition entitling Fluid Sciences, L.L.C. to injunctive relief and damages.

     On or about May 27, 2003, a second action was commenced in the United States District Court for the Western District of Louisiana, entitled Fluid Sciences, L.L.C. v. United Energy Corp. and Nor Industries, Inc. The complaint in this action alleged that Fluid Sciences was entitled to a declaratory judgment that its products do not infringe the patents of the Company. The parties to the Herbert action and the Fluid Sciences actions settled and discontinued all of those actions without any further costs to the parties. Included in the settlements were agreements from Fluid Sciences, L.L.C. and Jon Herbert that, among other things, there will be no further violations of any Company patents.

SMK Industries, Inc. v. Nor Graphics, Inc.

     In its Form 10-K for the fiscal year ended March 31, 2002, the Company reported an action commenced against it in 1997 by SMK Industries seeking damages for breach of contract of approximately $120,000. On June 18, 2003, the Company and plaintiff reached an agreement to settle and discontinue the lawsuit. The Company paid $75,000.

LEASE COMMITMENTS

     The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2007. Certain leases contain renewal options. The following is a schedule by years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2004.

                                                               Operating
                  Year                                           Leases
                  ----                                         ---------
                  2005                                          128,303
                  2006                                          116,550
                  2007                                          102,990
                  2008                                           33,760
                                                               --------
                  Total minimum lease payments                 $381,603
                                                               ========

     The expenses for all operating leases were $131,509, $120,214 and $107,304 for the years ended March 31, 2004, 2003 and 2002, respectively.

8.   STOCKHOLDERS' EQUITY

     In connection with the convertible term note (see note 6), the Company issued warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price per share ranging from $1.00 to $1.50. The warrants are fully exercisable for seven years from the date of issuance. The estimated fair value of the warrants of $281,670 was recorded as a discount to the convertible term note and is being amortized to interest expense over the life of the note. The unamortized amount as of March 31, 2004 was $279,869. As of March 31, 2004, these warrants were unexercised and outstanding.

     The Company issued warrants in exchange for services provided in connection with the issuance of the convertible term note to purchase up to 175,000 shares of the Company's common stock at an exercise price per share of $1.50. The warrants are fully exercisable for five years from the date of issuance. The estimated fair value of $153,143 was recorded as a deferred financing cost and is being amortized over the life of the note. The unamortized amount as of March 31, 2004 was $152,164. As of March 31, 2004, these warrants were unexercised and outstanding.

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

     As part of the private placement transaction, the Company began the process of identifying and making employment offers to a new management team to focus on sales and marketing of KH-30 and other products. Three of four of the new management team accepted employment starting in May 2002. Agreements with each of these executives have been cancelled as of March 31, 2004, and no new agreements are in place.

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

     Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2004, the Company had a net operating loss carryforward for tax purposes of approximately $8,540,000, which is available to reduce its future taxable income and expires at various dates through 2023. $106,000 expiring in 2015, $820,000 expiring in 2016, $889,000 expiring in 2017, $736,000 expiring in 2018, $100,000 expiring in 2020, $782,000 expiring in 2021, $2,692,000 expiring in 2022 and $2,415,000 expiring in 2023. A full valuation allowance has been established against the deferred tax assets, which are mainly related to the net loss carryforward, due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

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

     There were stock options to purchase 1,795,000 shares of common stock for future grant as of March 31, 2004 under the 2001 equity incentive plan.


Fair Value of Stock Options

     For disclosure purposes under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                   2004              2003
                                                   ----              ----
Expected life (in years)........................    10%               10%
Risk-free interest rate.........................  4.54%             4.73%
Volatility......................................  138.00            105.45
Dividend yield..................................     0%                0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.32 and $1.78 for the years ended March 31, 2004 and 2003, respectively.

Summary Stock Option Activity

     The following table summarizes stock option information with respect to all stock options for the year ended March 31, 2004 and 2003:


                                                                                     WEIGHTED
                                                                       WEIGHTED       AVERAGE
                                                                       AVERAGE       REMAINING
                                                      NUMBER OF        EXERCISE      CONTRACTUAL
                                                       SHARES          PRICE         LIFE (YEARS)

Options outstanding April 1, 2002....................          -           -
         Granted                                       1,110,000       $1.10
                                                       ---------       -----

Options outstanding March 31, 2002                     1,110,000       $1.10
         Granted.....................................  2,142,500       $1.70
         Cancelled...................................   (807,480)      $1.90
                                                       ---------       -----
Options outstanding March 31, 2003...................  2,445,020       $1.38         9.10
                                                                                     ====
         Granted.....................................    475,000       $1.10
         Cancelled                                      (715,020)      $1.28
                                                       ---------       -----
Options outstanding March 31, 2004.................    2,205,000       $1.32         8.32
                                                       =========       =====         ====


     As of March 31, 2004, there were 1,881,459 options exercisable with weighted average exercise price of $1.28 per share. Options outstanding at March 31, 2004 have an exercise price ranging between $0.70 to $2.00.

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

         The Company's total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2004, are as follows:

                                                          GRAPHIC         SPECIALTY
                                                           ARTS           CHEMICALS         CORPORATE         TOTAL
                                                           ----           ---------         ---------         -----

Revenues .......................................     $     486,075     $     485,976    $         --     $      972,051
                                                     =============     =============    =============     =============

Gross profit.....................................    $     244,328     $     239,338    $          --    $      483,666
Sales, general and administrative expenses.......          146,351         1,270,148        1,258,469         2,674,968
Oil well operating and maintenance costs-net.....               --           102,662               --           102,662
Depreciation, amortization and depletion.........               --           137,889           17,550           155,439
Impairment loss..................................               --           121,777               --           121,777
Interest expense (income)........................            6,683                --           (8,765)           (2,082)
                                                     -------------     -------------    -------------     --------------

Income (loss) from continuing operations.........    $      91,294     $ ( 1,393,138)   $ ( 1,267,254)    $  (2,569,098)
                                                     =============     =============    =============     =============
Cash and cash equivalents........................    $          --     $          --    $   1,518,025     $   1,518,025
Accounts receivable..............................          229,997           163,944               --           393,941
Inventory........................................           42,452           134,035               --           176,487
Note receivable..................................           63,650                --               --            63,650
Loan receivable..................................               --                --            1,538             1,538
Prepaid expenses.................................               --                --           80,296            80,296
Fixed assets.....................................               --           211,492           31,821           243,313
Goodwill ........................................               --            17,509               --            17,509
Patent   ........................................               --           309,424               --           309,424
Deferred note costs..............................               --                --          310,893           310,893
Deposits ........................................               --            75,000            1,385            76,385
                                                     -------------     -------------    -------------     --------------
Total assets.....................................    $     336,099     $     911,404    $   1,943,958     $   3,191,461
                                                     =============     =============    =============     =============
Capital expenditures.............................    $          --     $     175,953    $       1,890     $     177,843
                                                     =============     =============    =============     =============

     The Company's total revenues, income from operations and identifiable assets by segment for the year ended
March 31, 2003, are as follows:

                                                          GRAPHIC         SPECIALTY
                                                           ARTS           CHEMICALS         CORPORATE         TOTAL
                                                           ----           ---------         ---------         -----

Revenues ........................................    $  1 ,700,738     $     531,888    $          --     $   2,232,626
                                                     =============     =============    =============     =============
Gross profit.....................................    $     604,503     $     295,332    $          --     $     899,835
Sales, general and administrative expenses.......          203,921         1,902,206        1,521,856         3,627,983
Depreciation, amortization and depletion.........               --            72,490           10,991            83,481
Interest expense (income)........................            1,748                --          (59,377)          (57,629)
Legal settlement.................................               --                --           75,000            75,000
                                                     -------------     -------------    -------------    ---------------
Income (loss) from continuing operations.........    $      398,834    $(  1,679,364)   $ ( 1,548,470)    $  (2,829,000)
                                                     ==============    =============    =============     =============
Cash and cash equivalents........................    $          --     $          --    $   2,120,942     $   2,120,942
Accounts receivable..............................          449,046            47,669               --           496,715
Inventory........................................           62,669           148,675               --           211,344
Note receivable..................................          149,034                --               --           149,034
Loan receivable..................................               --                --            2,076             2,076
Prepaid expenses.................................               --                --          104,527           104,527
Fixed assets.....................................               --           221,116           47,481           268,597
Goodwill ........................................               --            68,819               --            68,819
Patent   ........................................               --           229,508               --           229,508
Deposits ........................................               --            30,000            1,385            31,385
                                                     -------------     -------------    -------------     --------------
Total assets.....................................    $     660,749     $     745,787    $   2,276,411     $   3,682,947
                                                     ==============    =============    =============     =============
Capital expenditures.............................    $          --     $     263,693    $      57,397     $     321,090
                                                     ==============    =============    =============     =============


The Company's total revenues and loss from operations by segment for the year ended March 31, 2002, are as follows:

                                                          GRAPHIC         SPECIALTY
                                                           ARTS           CHEMICALS         CORPORATE         TOTAL

Revenues.........................................    $   1,061,317     $     326,534    $          --     $   1,387,851
                                                     ==============    =============    =============     =============
Gross profit ....................................    $     496,385     $     135,075    $          --     $     631,460
Sales, general and administrative expenses ......          241,097           274,802        1,247,547         1,763,446
Depreciation and amortization  ..................               --            19,053              978            20,031
Interest expense (income) .......................            6,200                --           (1,792)            4,408
Legal settlement.................................               --            20,651               --            20,651
Executive services contributed by management.....               --                --          187,500           187,500
                                                     -------------     -------------    -------------    ---------------
Income (loss) from continuing operations.........    $     249,088     $   ( 179,431)   $  (1,434,233)   $   (1,364,576)
                                                     =============     =============    ==============   ==============


Geographic Information
                                                Revenues

                               2004                2003                2002

U.S.                          850,021           2,193,101           1,387,851

Non-U.S.                      122,030              39,525                   -
                              -------              ------           ---------

Totals                        972,051           2,232,626           1,387,851
                              =======           =========           =========


12.      SUBSEQUENT EVENT FOOTNOTE

         In April 2004, the Company sold the oil well leases located in Laramie County, Wyoming for $15,000, and a 4.5% royalty on all future oil sales from these wells. The Company is also in the process of receiving the refund of the $75,000 deposit from the State of Wyoming.

                                   SCHEDULE II


                               UNITED ENERGY CORP.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS



                                                        BALANCE AT         CHARGED                         BALANCE AT
                                                         BEGINNING      TO COSTS AND                       BALANCE AT
                                                          OF YEAR         EXPENSES         DEDUCTIONS      END OF YEAR
                                                          -------         --------         ----------      -----------

For the fiscal year ended March 31, 2004:
         Allowance for doubtful accounts.........    $      48,113     $          --    $        2,377    $      45,736
                                                     -------------     --------------   --------------    -------------
         Reserve for Note Receivable.............    $      30,000     $       1,350    $         --      $      31,350
                                                     -------------     --------------   --------------    -------------
For the fiscal year ended March 31, 2003:
         Allowance for doubtful accounts.........    $       4,795     $      48,113    $       4,795     $      48,113
                                                     -------------     --------------   --------------    -------------
         Reserve for note receivable.............    $          --     $      30,000    $          --     $      30,000
                                                     -------------     --------------   --------------    -------------
For the fiscal year ended March 31, 2002:
         Allowance for doubtful accounts.........    $      71,656     $       4,795    $      71,656     $       4,795
                                                     -------------     --------------   --------------    -------------
For the fiscal year ended March 31, 2004:
         Reserve for inventory obsolescence......    $      16,290     $          --    $          --     $      16,290
                                                     -------------     --------------   --------------    -------------
For the fiscal year ended March 31, 2003:
         Reserve for inventory obsolescence......    $      16,290     $          --    $          --     $      16,290
                                                     -------------     --------------   --------------    -------------
For the fiscal year ended March 31, 2002:
         Reserve for inventory obsolescence......    $          --            16,290    $          --     $      16,290
                                                     -------------     --------------   --------------    -------------