Form 10-K/A
period 2003-03-31
UNITED ENERGY CORP /NV/
filed 2004-07-16
CIK 1116734

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                               (AMENDMENT NO. 2)


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's common stock held by nonaffiliates on July 28, 2003 (based on the average of the bid and asked prices of the Common Stock on the OTC Bulletin Board on such date) was $16,534,377.

As of July 28, 2003 there were 22,180,270 shares of the registrant's common stock outstanding.


================================================================================

Introduction
------------

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




      NAME                     AGE        POSITION                           HELD SUCH POSITION(S) SINCE
      ----                     ---        --------                           ---------------------------


      Ronald Wilen             64         Chairman of the Board, CEO                    1995
                                          and Director

      Rodney I. Woods*         61         Director and President                        2002

      Martin Rappaport         67         Director                                      2001

      Robert F. Deak**         56         Director                                      2002

      Andrea Pampanini         63         Director                                      2001

      Thomas Spencer***        59         Director                                      2001

      Andrew Lundquist#        41         Director and President of the                 2002
                                          Energy Division

      Sanford M. Kimmel        50         Chief Financial Officer                       2002

* Resigned from the Company as President and a Director on April 14, 2003.


** Resigned from the Company as a Director on February 5, 2003.
*** Term as a Director was not renewed effective with the annual meeting held on November 6, 2002.
# Resigned from the Company as a Director and President of the Energy Division on December 31, 2002.


There are no family relationships among Officers and/or Directors.


Ronald Wilen. Since October 1995 Mr. Wilen has been primarily engaged as the Chief Executive Officer of United Energy Corp., serving as its President and as a Director. Mr. Wilen has also served during the period as the President of Nor Industries, Inc., the principal subsidiary of United Energy. In the period from April

1995 through October 1995, Mr. Wilen was primarily responsible for overseeing the development of the assets which are now part of United Energy, assembling the team of administrative and technical personnel to run United Energy and in arranging for the acquisition of the Company which took place in October 1995. In August 2001, Mr. Wilen resigned as President of the Company and became Chairman of the Board and CEO and a Director of the Company in order to make available the position of President for an experienced marketing executive.

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


As of March 31, 2003, there were no persons other than Mr. Wilen that could be deemed either "promoters" or "controlling persons" with respect to United Energy Corp., although all Directors would be deemed to be "affiliates" by virtue of their Board positions.


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


The following table sets forth the compensation, if any, and the nature of such compensation, received from the Company.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                       -------------------                      ----------------------
                                                                  OTHER                  SECURITIES                ALL
                                                                  ANNUAL    RESTRICTED   UNDERLYING               OTHER
NAME AND                       FISCAL                            COMPEN-      STOCK        OPTIONS      LTIP      COMPEN-
PRINCIPAL POSITION             YEAR      SALARY       BONUS     SATION(2)     AWARD         SARS       PAYOUTS    SATION
------------------             -----    --------    --------    ---------   ----------   -----------   -------    ------

Ronald Wilen.................. 2003     $206,923           0    $22,308(1)   100,000      100,000         0
Chairman                       2002      $79,500           0    $18,642(1)         0      400,000         0          0
                               2001            0           0    $18,623(1)         0            0         0          0

                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                       -------------------                      ----------------------
                                                                  OTHER                  SECURITIES                ALL
                                                                  ANNUAL    RESTRICTED   UNDERLYING               OTHER
NAME AND                       FISCAL                            COMPEN-      STOCK        OPTIONS      LTIP      COMPEN-
PRINCIPAL POSITION             YEAR      SALARY       BONUS     SATION(2)     AWARD         SARS       PAYOUTS    SATION
------------------             -----    --------    --------    ---------   ----------   -----------   -------    ------
Rodney I. Woods............... 2003     $192,308     $75,000     $3,492         0         500,000         0          0
President (3)

Jeffery Langberg.............. 2003     $114,423    $100,001    $13,684         0         300,000         0          0
Director of Marketing

Sanford M. Kimmel............. 2003     $110,584     $21,986    $13,439         0          62,500         0          0
Chief Financial Officer



(1) During the fiscal years ended March 31, 2003 and 2002, the Company paid for the leases on two automobiles used by Mr. Wilen under monthly lease payments. The Company also paid for the medical insurance for Mr. Wilen at a rate of $923.08 per month. The Company's revised financial statements reflect imputed salaries for Mr. Wilen and Mr. Seaman totaling $250,000 for 2001 and part of 2002.



(2) The Company pays for medical insurance for all employees. Included in the table is the amount of the premiums paid by the company dependant on the coverage provided.


(3)  Resigned from the Company as President and a Director on April 14, 2003.

                        OPTIONS/SAR GRANTS IN FISCAL YEAR
                              ENDED MARCH 31, 2003

                            INDIVIDUAL GRANTS
                       ---------------------------
                        NUMBER OF     PERCENT OF
                       SECURITIES   TOTAL OPTIONS/                                     POTENTIAL REALIZATION
                       UNDERLYING        SARS                                        VALUE AT ASSUMED RATES OF
                        OPTIONS/      GRANTED TO      EXERCISE OF                    STOCK PRICE APPRECIATION
                          SARS         EMPLOYEES      BASE PRICE   EXPIRATION                   FOR
NAME                     GRANTED    IN FISCAL YEAR      ($/SH)        DATE                  OPTION TERM
----                   ----------   --------------    -----------  ----------   ------------------------------
                                                                                0%($)     5% ($)      10% ($)
Ronald Wilen           100,000            4.7%        $1.80          11/6/12              99,239     244,431

Rodney Woods(1)        500,000           23.7%        $1.15          5/29/12             317,014     780,819

Jeffery Langberg       300,000(3)        14.2%        $2.00           6/1/12    $3.25(2) 723,229   1,151,621

Sanford M. Kimmel        62,500           3.0%        $2.05-$1.84    7/11/12              66,297     163,293

There were no options exercised by executive officers or directors during the last fiscal year.


(1)  Mr. Woods options expire 90 days after his resignation date of 4/14/03.


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

Mr. Jeffery Langberg entered into a one year employment agreement with the Company dated June 1, 2002 and was appointed Director of Marketing of the Company at the May 29, 2002 Board Meeting. The agreement calls for Mr. Langberg to receive a base salary of $175,000 per year. Mr. Langberg was granted 300,000 options to purchase common stock of the Company at a strike price of $2.00 per share, 100,000 options vests immediately, and the remaining 200,000 options that vest upon the extension of his employment agreement at the end of one year or at such time that the Company earns $0.25 per share in one year. On November 6, 2002 the Compensation Committee of the Board agreed to pay a bonus of $100,001 to Mr. Langberg, which has been paid, reflecting his increased responsibilities and contributions to the Company. On June 11, 2003 it was determined by the Compensation Committee of the Board that future bonuses would be suspended and that any future bonuses would be discretionary based upon individual and Company wide performance and the achievement of certain sales and cash flow objectives. The Company and Mr. Langberg are currently in discussions regarding the terms of conditions of his continuing employment with the Company.

Mr. Sanford M. Kimmel entered into a three year employment contract with the Company on May 14, 2002 and was appointed Chief Financial Officer of the Company at the May 29, 2002 Board meeting. The agreement calls for Mr. Kimmel to receive a base salary of $125,000 per year and a bonus of $25,000 to be paid on May 14, 2003. Mr. Kimmel was granted 12,500 options to purchase common stock at a strike price of $2.05 per share, that vests immediately, and an additional 12,500 options that vest in one year. At the July 11, 2002 Board meeting, Mr.
Kimmel was granted an additional 37,500 options, 12,500 options which will vest immediately and the remaining 25,000 options will vest in one year at a strike price of $1.84 per share. Mr. Kimmel's employment agreement includes a Change of Control provision that would pay Mr. Kimmel's salary for one year if terminated under certain conditions. Mr. Kimmel has also entered into a Confidentiality, Non-Compete and Ownership and Intellectual Property Agreement with the Company pursuant to which the Company and its assigns shall be the sole owner of all copyrights, patents, patent applications, inventions and other forms of intellectual property or property-related rights developed, conceived or created by, or with the involvement of, Mr. Kimmel in the performance of his services for the Company under the agreement. Mr. Kimmel will not while performing services for the Company and for a period of one year following the termination of his employment: (1) render services to compete with the Company in any way,
(2) solicit customers of the Company, or (3) induce any person engaged with the Company to limit its relationship in any way. On June 11, 2003 it was determined by the Compensation Committee of the Board that future bonuses would be suspended and that any future bonuses would be discretionary based upon individual and Company wide performance and the achievement of certain sales and cash flow objectives.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION
                              AS OF MARCH 31, 2003

                                                                                                 NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE FOR
PLAN CATEGORY                     NUMBER OF SECURITIES TO BE                                     FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE       COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,           PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
                                  WARRANTS AND RIGHTS            WARRANTS AND RIGHTS             REFLECTED IN COLUMN (A))
                                  --------------------------     ----------------------------    ----------------------------
                                           (a)                              (b)                            (c)
EQUITY COMPENSATION                     1,335,020                          $1.29                       2,664,980
PLANS APPROVED BY
SECURITY HOLDERS

EQUITY COMPENSATION                     4,710,000                          $1.44                            --
PLANS AND WARRANTS NOT
APPROVED BY SECURITY
HOLDERS

TOTAL                                   6,045,020                          $1.41                       2,664,980*

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

                                                                            AMOUNT OF
                                                          AND NATURE OF COMMON STOCK BENEFICIALLY OWNED
                                                          ---------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                   NUMBER                              PERCENT
------------------------------------                      -------                            --------

Directors and Named Officers:

Ronald Wilen                                              4,087,000(2)                        18.0%
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Martin Rappaport                                          3,020,100(4)                        13.1%
8 Rockledge Road
Saddle River, NJ 07458


Andrea Pampanini                                             42,500(5)                           *
1120 Avenue of the Americas
New York, N.Y. 10036

Rodney I. Woods                                             500,000(6)                         2.2%
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Sanford M. Kimmel                                            62,500(6)                           *
600 Meadowlands Pkwy.
Secaucus, N.J. 07094

Total of all shareholdings of Directors and Named
Officers as of July 28, 2003                              7,712,100                           32.0%

5% Stockholders:

John Holmgren                                             1,500,000(7)                         6.6%
301 Merritt 7
Norwalk, CT 06851

UNRG Investments LLC                                      1,500,000(7)                         6.6%
3960 Howard Hughes Parkway, 5th Floor,
Las Vegas, NV 89109

LSR Capital UNRG, LLC                                     1,500,000(7)                         6.6%
50 Charles Lindbergh Blvd. Suite 500
Uniondale, NY 11553

                                                                            AMOUNT OF
                                                          AND NATURE OF COMMON STOCK BENEFICIALLY OWNED
                                                          ---------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                   NUMBER                              PERCENT
------------------------------------                      -------                            --------

Robert L. Seaman                                          2,361,627(3)                        10.5%
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


Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

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

Item 14 - Controls and Procedures
---------------------------------


The Company's CEO and then CFO evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, and have concluded that as of the Evaluation Date, the disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them.

There were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect the disclosure controls and procedures subsequent to the Evaluation Date.

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNITED ENERGY CORP.
                                  (REGISTRANT)



By: \s\ Ronald Wilen                                             July 16, 2004
    ----------------------------                                 -------------
    Ronald Wilen, Chairman & CEO                                      Date
    (Principal Executive Officer)



By: \s\ James McKeever                                           July 16, 2004
    -----------------------------------------------              -------------
    James McKeever, Interim Chief Financial Officer                   Date
    (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number      Item
------      ----

99.1        Written  Statement of the Chief Executive  Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

99.2        Written  Statement of the Chief Financial  Officer Pursuant to 18 U.S.C.ss.1350 Sec. 302

99.3        Written  Statement of the Chief Executive  Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906

99.4        Written  Statement of the Chief Financial  Officer Pursuant to 18 U.S.C.ss.1350 Sec. 906