Form 10-Q/A
period 2003-06-30
UNITED ENERGY CORP /NV/
filed 2004-07-16
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

|| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________ TO __________

                          COMMISSION FILE NO. 000-30841
                            ----------------------

                             UNITED ENERGY CORP.
             ------------------ ----------------------------------
            (Exact name of registrant as specified in its charter)

                     NEVADA                                22-3342379
         ------------------------------                 ----------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

  600 MEADOWLANDS PARKWAY #20, SECAUCUS, N.J.                 07094
  -------------------------------------------              ----------
    (Address of principal executive offices)               (Zip Code)

                                 (800) 327-3456
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the REGISTRANT (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes | | No

     Indicate the number of shares outstanding of each of the ISSUER's classes of common stock, as of the latest practicable date.


                 Class                      Outstanding as of August 14, 2003
                 -----                      ---------------------------------

      Common Stock, $.01 par value                  22,180,270 shares

                                    INDEX

PART I.  FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated BALANCE SHEETS June 30, 2003 (Unaudited) and      3
             March 31, 2003

             Consolidated STATEMENTS OF OPERATIONS for the three months     4
             ended June 30, 2003 (Unaudited) and 2002 (Unaudited)

             Consolidated STATEMENT OF STOCKHOLDERS' EQUITY for the three   5
             months ended June 30, 2003 (Unaudited)

             Consolidated STATEMENTS of CASH FLOWS for the three months     6
             ended June 30, 2003 (Unaudited) and 2002 (Unaudited)

             Notes to CONSOLIDATED FINANCIAL STATEMENTS                     7

Item 2.      Management's Discussion and Analysis of Financial Condition    12
             and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk     15

Item 4.      Controls and Procedures                                        15


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                              16

Item 2.      Changes in Securities and Use of Proceeds                      17

Item 3.      Defaults upon Senior Securities                                17

Item 4.      Submission of Matters to a Vote of Security Holders            17

Item 5.      Other Information                                              17

Item 6.      Exhibits and Reports on Form 8-K                               17

Signatures                                                                  18

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2003
                               AND MARCH 31, 2003

                                                     JUNE 30,       MARCH 31,
                                                       2003           2003
                                                     -------        --------
                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                         $1,404,763      $2,120,942
    Accounts receivable, net of allowance for doubtful accounts of $33,055 and $48,113, respectively

    Inventory, net of allowance of $16,290 and           789,814         496,715
       $16,290, respectively                             198,688         211,344

    Note receivable, net of reserve of $45,147
       and $30,000, respectively                          91,661         149,034

    Prepaid expenses and other current assets            107,650         104,527
                                                      ----------      ----------
       Total current assets                            2,592,576       3,082,562

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization of $125,210 and
    $92,032, respectively                                387,925         268,597

OTHER ASSETS:
    Goodwill, net of accumulated amortization of
       $17,704 and $17,704, respectively                  68,819          68,819

    Patents, net of accumulated amortization of
       $49,358 and $44,253, respectively                 262,319         229,508

    Loan receivable, net of reserve of $107,705
       and $107,705, respectively                          1,376           2,076

    Deposits                                              76,385          31,385
                                                      ----------      ----------

       Total assets                                   $3,389,400      $3,682,947
                                                      ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                    $330,505        $158,048
    Accrued expenses                                     290,819         334,198
    Due to related party                                 244,141         244,141
                                                      ----------      ----------
       Total current liabilities                         865,465         736,387

    Asset retirement obligation                           30,000              --
                                                      ----------      ----------
       Total liabilities                                 895,465         736,387
                                                      ==========      ==========

STOCKHOLDERS' EQUITY:
    Common stock; 100,000,000 shares authorized
       of $0.01 par value, 22,180,270 and
       22,180,270 shares issued and outstanding
       as of June 30, and March 31, 2003,
       respectively                                      221,802         221,802
    Additional paid-in capital                        10,708,452      10,698,752
    Accumulated deficit                              (8,436,319)     (7,973,994)
                                                      ----------      ----------
       Total stockholders' equity                      2,493,935       2,964,560
                                                      ----------      ----------
       Total liabilities and stockholders' equity     $3,389,400      $3,682,947
                                                      ==========      ==========

    The accompanying notes are an integral part of these consolidated balance sheets.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2003 AND 2002


                                                           FOR THE THREE MONTHS
                                                             ENDED JUNE 30,
                                                            2003         2002
                                                         ---------    ----------
                                                             (UNAUDITED)

REVENUES, net........................................  $ 628,741    $  738,997

COST OF GOODS SOLD...................................    325,922       532,622
                                                       ---------    ----------

  Gross profit.......................................    302,819       206,375
                                                       ---------    ----------

OPERATING EXPENSES:
  General and administrative.........................    673,604       428,196
  Oil well operating and maintenance cost-net........     57,995           -
  Depreciation and amortization......................     37,283         9,792
                                                       ---------    ----------
    Total operating expenses.........................    768,882       437,988
                                                       ---------    ----------

    Loss from operations.............................   (466,063)     (231,613)
                                                       ---------    ----------
OTHER INCOME (EXPENSE), net:
  Interest income....................................      4,631        17,068
  Interest expense...................................       (893)      (1,168)
                                                       ---------    ----------
    Total other income (expense), net................      3,738        15,900
                                                       ---------    ----------

    Net loss.........................................  $(462,325)   $(215,713)
                                                       =========    ==========

BASIC AND DILUTED LOSS PER SHARE.....................  $  (0.02)    $   (0.01)
                                                       =========    ==========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic

  and diluted........................................  22,180,270    19,279,171


 The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

                                                  Additional
                            Common Stock            Paid-In     Accumulated
                         Shares       Amount        Capital        Deficit         Total
                       ---------      -------     -----------   ------------     -----------
BALANCE, March
    31, 2003           22,180,270     $221,802    $10,698,752    $(7,973,994)     $2,946,560
Options granted in
    consideration
    for services               --           --          9,700              --          9,700

Net loss                       --           --             --       (462,325)      (462,325)
                       ----------     --------     ----------     -----------      ---------
BALANCE, June 30
    2003               22,180,270     $221,802    $10,708,452    $(8,436,319)     $2,493,935
                       ==========     ========    ===========    ===========      ==========

   The accompanying notes are an integral part of this consolidated statement.

                     UNITED ENERGY CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                            JUNE 30, 2003 AND 2002



                                                           FOR THE THREE MONTHS
                                                             ENDED JUNE 30,
                                                            2003         2002
                                                         ---------    ---------
                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................   $(462,325)   $(215,713)

  Adjustments to reconcile net loss to net cash
    used in operating activities-....................
    Depreciation and amortization....................      37,283        9,792
    Options granted in consideration for services....       9,700            --
    Write-down of inventory..........................           --      65,180
  Changes in operating assets and liabilities-
    Increase in accounts receivable, net.............    (293,099)     (51,325)
    Decrease in inventory, net.......................      12,656      119,332
    Decrease in note receivable......................      57,373            --
    (Increase) decrease in prepaid expenses..........      (3,123)     110,927
    (Increase) decrease in other assets..............     (45,000)         477
    Increase in related party payable................           --      88,790
    Increase (decrease) in accounts payable
      and accrued expenses...........................     129,078     (214,638)
                                                       -----------  -----------

      Net cash used in operating activities..........    (557,457)     (87,178)
                                                       -----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments on loan receivable........................         700            --
  Payments for patents...............................     (37,916)     (17,212)
  Payments for acquisition of property
      and equipment..................................    (121,506)    (119,712)
                                                       -----------  -----------

    Net cash used in investing activities............    (158,722)    (136,924)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of line of credit.........................          --     (150,000)
  Payments of private placement costs................          --     (484,200)
  Proceeds from issuance of common stock.............          --    6,000,000
                                                       -----------  -----------

    Net cash provided by financing activities........          --    5,365,800
                                                       -----------  -----------
    Net (decrease) increase in cash and cash
      equivalents....................................    (716,179)   5,141,698

CASH AND CASH EQUIVALENTS, beginning of period.......   2,120,942      198,412
                                                       -----------  -----------


CASH AND CASH EQUIVALENTS, end of period.............  $1,404,763   $5,340,110
                                                       -----------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period-

    Interest.........................................    $    893   $    1,781
                                                       -----------  -----------
    Income taxes.....................................    $  1,780   $      800
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

2.   SEGMENT INFORMATION

     Under the provision of SFAS No. 131 the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months ended June 30, 2003 and 2002:

                                                                    Specialty
                                                   Graphic Arts     Chemicals       Corporate       Total
                                                   ------------     ---------       ---------     --------

Revenues                                           $483,547          $144,194      $       --     $628,741
                                                   ========          ========      ==========   ==========

Gross profit                                       $243,554          $ 59,265       $      --     $302,819
General and administrative                           45,233           286,693         341,678      673,604
Oil well operating and maintenance cost-net                            57,995                       57,995
Depreciation and amortization                            --            32,895           4,388       37,283
Interest income                                          --                --           4,631        4,631
Interest expense                                         --                --            (893)        (893)
                                                   --------         ---------      ----------   ----------

   Net income (loss)                               $198,321         $(318,318)      $(342,328)   $(462,325)
                                                   ========          ========      ==========   ==========

Cash                                               $     --                --      $1,404,763   $1,404,763
Accounts receivable, net                            674,717           115,097              --      789,814
Inventory                                            26,162           172,526              --      198,688
Loans receivable                                     91,661                --              --       91,661
Prepaid Expenses                                         --                --         107,650      107,650
Fixed assets, net                                        --           341,941          45,984      387,925
Goodwill, net                                            --            68,819              --       68,819
Patent, net                                              --           262,319              --      262,319
Loan receivable                                                                         1,376        1,376
Other assets                                             --                --          76,385       76,385
                                                   --------         ---------      ----------   ----------

   Total assets                                    $792,540          $960,702      $1,636,158   $3,389,400
                                                   ========          ========      ==========   ==========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                    Specialty
                                                   Graphic Arts     Chemicals       Corporate       Total
                                                   ------------     ---------       ---------     --------


Revenues.....................................       $  447,403     $  291,594      $       --    $  738,997
                                                    ==========     ==========      ==========    ==========

Gross profit.................................       $  110,351     $   96,024      $       --    $  206,375
General and administrative...................           49,463        187,780         190,953       428,196
Depreciation and amortization................               --          4,458           5,334         9,792
Interest income..............................                                          17,068        17,068
Interest expense.............................            1,168             --                         1,168
                                                    ----------     ----------      ----------    ----------
      Net income (loss)......................       $   59,720     $  (96,214)     $ (179,219)   $ (215,713)
                                                    ==========     ==========      ===========   ==========


Cash   ......................................       $       --             --      $5,340,110    $5,340,110
Accounts receivable, net.....................          126,785        142,644              --       269,429
Inventory....................................            8,005         95,340              --       103,345
Prepaid Expenses.............................               --             --           6,200         6,200
Fixed assets, net............................               --         84,719          44,973       129,692
Goodwill, net................................               --         68,819              --        68,819
Patent, net..................................               --        143,231              --       143,231
Other assets.................................               --             --           1,385         1,385
                                                    ----------     ----------      ----------    ----------

      Total assets..........................        $  134,790     $  534,753      $5,392,668    $6,062,211
                                                    ==========     ==========      ==========    ==========



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

     o requires interim-period pro forma disclosures if stock-based compensation is accounting for under the intrinsic value method in any period presented. The Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

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

     The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock based compensation:

                                            For the Quarter Ended June 30,
                                             2003                   2002
                                          ---------------------------------

Net Loss as reported                      $(462,325)            $(215,713)

Deduct:
Total stock based employee compensation
expense determined under fair value
based method for all awards                 (23,250)             (956,875)

Pro forma loss                            $(439,075)          $(1,172,588)
                                          ---------

Basic and diluted loss per common share

As reported                                  $(0.02)               $(0.01)

Pro forma                                    $(0.02)               $(0.06)

                             UNITED ENERGY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

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

                             UNITED ENERGY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

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

     Accounts receivable increased to $789,814 at June 30, 2003 from $496,715 at March 31, 2003 reflecting a large sale of UNIPROOF(R) paper just before the end of the quarter and extended payment terms to customers as incentives. The allowance for doubtful accounts was decreased to $33,055 at June 30, 2003 from $48,113 at March 31, 2003 reflecting the risk of collection on certain accounts.

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

ITEM 4.           CONTROLS AND PROCEDURES


     EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS. AS OF THE END OF THE PERIOD COVERED BY THIS REPORT, THE COMPANY HAS evaluated the effectiveness of the DESIGN AND OPERATION OF ITS disclosure controls and procedures ("DISCLOSURE CONTROLS"). THIS EVALUATION (THE "CONTROLS EVALUATION") WAS DONE UNDER THE SUPERVISION AND PARTICIPATION OF THE COMPANY'S MANAGEMENT, INCLUDING ITS CHIEF EXECUTIVE OFFICER (THE "CEO") AND THEN CHIEF FINANCIAL OFFICER (THE "CFO"). RULES ADOPTED BY the Securities Exchange COMMISSION REQUIRE that IN THIS SECTION OF THE REPORT THE COMPANY PRESENT THE CONCLUSIONS OF ITS CEO and CFO ABOUT THE EFFECTIVENESS OF THE COMPANY'S DISCLOSURE CONTROLS BASED ON and AS OF THE DATED OF THE CONTROLS EVALUATION. CEO AND CFO CERTIFICATIONS. APPEARING AS EXHIBITS
31.1 AND 31.2 TO THIS REPORT ARE "CERTIFICATIONS" OF THE CEO AND THE CURRENT CFO. THE CERTIFICATIONS ARE REQUIRED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (THE "SECTION 302 CERTIFICATIONS"). THIS SECTION OF THIS REPORT CONTAINS INFORMATION CONCERNING THE CONTROLS EVALUATION REFERRED TO IN THE SECTION 302 CERTIFICATIONS AND THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE SECTION 302 CERTIFICATIONS FOR A MORE COMPLETE UNDERSTANDING OF THE TOPICS PRESENTED.

     DISCLOSURE CONTROLS. DISCLOSURE CONTROLS ARE PROCEDURES THAT ARE DESIGNED WITH THE OBJECTIVE OF ENSURING THAT INFORMATION REQUIRED TO BE DISCLOSED IN THE COMPANY'S REPORTS FILED UNDER THE EXCHANGE ACT, SUCH AS THIS REPORT, IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN THE SECURITIES AND EXCHANGE COMMISSION'S RULES AND FORMS. DISCLOSURE CONTROLS ARE ALSO DESIGNED WITH THE OBJECTIVE OF ENSURING THAT SUCH INFORMATION IS ACCUMULATED AND COMMUNICATED TO THE COMPANY'S MANAGEMENT, INCLUDING, WITHOUT LIMITATION, THE CEO AND CFO, AS APPROPRIATE TO ALLOW TIMELY DECISIONS REGARDING REQUIRED DISCLOSURE.

     LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. THE COMPANY'S MANAGEMENT, INCLUDING, WITHOUT LIMITATION, THE CEO AND CFO, DOES NOT EXPECT THAT THE COMPANY'S DISCLOSURE CONTROLS WILL PREVENT ALL ERROR AND FRAUD. A CONTROL SYSTEM NO MATTER HOW WELL CONCEIVED AND OPERATED CAN PROVIDE ONLY REASONABLE, NOT ABSOLUTE, ASSURANCE THAT THE OBJECTIVES OF THE CONTROL SYSTEM ARE MET. FURTHER, THE DESIGN OF A CONTROL SYSTEM MUST REFLECT THE FACT THAT THERE ARE RESOURCE CONSTRAINTS AND THE BENEFITS OF CONTROLS MUST BE CONSIDERED RELATIVE TO THEIR COSTS. BECAUSE OF THE INHERENT LIMITATIONS OF ALL CONTROL SYSTEMS, NO EVALUATION OF CONTROLS CAN PROVIDE ABSOLUTE ASSURANCE THAT ALL CONTROL ISSUES AND INSTANCES OF FRAUD, IF ANY, WITHIN THE COMPANY HAVE BEEN DETECTED. THESE INHERENT LIMITATIONS INCLUDE THE REALITIES THAT JUDGMENTS IN DECISION-MAKING CAN BE FAULTY AND THAT BREAKDOWNS CAN OCCUR BECAUSE OF SIMPLE ERROR OR MISTAKE. ADDITIONALLY, CONTROLS CAN BE CIRCUMVENTED BY (I) THE INDIVIDUAL ACTS OF CERTAIN PERSONS, (II) THE COLLUSION OF TWO OR MORE PEOPLE OR (III) MANAGEMENT OVERRIDE OF THE CONTROLS AND PROCEDURES. THE DESIGN OF ANY SYSTEM OF CONTROLS ALSO IS BASED IN PART UPON CERTAIN ASSUMPTIONS ABOUT THE LIKELIHOOD OF FUTURE EVENTS AND THERE CAN BE NO ASSURANCE THAT ANY DESIGN WILL SUCCEED IN ACHIEVING ITS STATED GOALS UNDER ALL POTENTIAL FUTURE CONDITIONS. AS SUCH, OVER TIME CONTROLS MAY BECOME INADEQUATE BECAUSE OF CHANGES IN CONDITIONS OR THE DEGREE OF COMPLIANCE WITH THE POLICIES AND PROCEDURES MAY DETERIORATE. BECAUSE OF THE INHERENT LIMITATIONS IN A COST-EFFECTIVE CONTROL SYSTEM, MISSTATEMENTS DUE TO ERROR OR FRAUD MAY OCCUR AND MAY NOT BE DETECTED.

     SCOPE OF CONTROLS EVALUATION. THE CEO/CFO EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS INCLUDED A REVIEW OF THE CONTROLS' OBJECTIVE AND DESIGN, THE CONTROLS' IMPLEMENTATION BY THE COMPANY AND THE EFFECT OF THE CONTROLS ON THE INFORMATION GENERATED FOR USE IN THIS REPORT. IN THE COURSE OF THE CONTROLS EVALUATION, MANAGEMENT SOUGHT TO IDENTIFY DATA ERRORS, CONTROLS PROBLEMS OR ACTS OF FRAUD AND TO CONFIRM THAT APPROPRIATE CORRECTIVE ACTION, INCLUDING PROCESS MOVEMENTS, WERE BEING UNDERTAKEN. THIS TYPE OF EVALUATION WILL BE DONE ON A QUARTERLY BASIS SO THAT THE CONCLUSIONS CONCERNING CONTROLS EFFECTIVENESS CAN BE REPORTED IN THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q AND ANNUAL REPORTS ON FORM 10-K. THE OVERALL GOALS OF THESE VARIOUS REVIEW AND EVALUATION ACTIVITIES ARE TO MONITOR THE COMPANY'S DISCLOSURE CONTROLS AND TO MAKE MODIFICATIONS, AS NECESSARY. IN THIS REGARD, THE COMPANY'S INTENT IS THAT THE DISCLOSURE CONTROLS WILL BE MAINTAINED AS DYNAMIC CONTROLS SYSTEMS THAT CHANGE (INCLUDING IMPROVEMENTS AND CORRECTIONS) AS CONDITIONS WARRANT.

     CONCLUSIONS. BASED UPON THE CONTROLS EVALUATION, THE COMPANY'S CEO AND CFO HAVE CONCLUDED, SUBJECT TO THE LIMITATIONS NOTED ABOVE, THAT AS OF THE END OF THE PERIOD COVERED BY THIS REPORT, OUR DISCLOSURE CONTROLS ARE EFFECTIVE TO PROVIDE REASONABLE ASSURANCE THAT INFORMATION REQUIRED TO BE DISCLOSED IN THE COMPANY'S REPORTS FILED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, SUCH AS THIS REPORT, IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN THE SECURITIES AND EXCHANGE COMMISSION'S RULES AND FORMS.

     There HAVE BEEN no significant changes in the Company's internal controls OVER FINANCIAL REPORTING or, to THE knowledge OF MANAGEMENT, in other factors DURING THE FISCAL QUARTER ENDED JUNE 30, 2003 that HAVE MATERIALLY AFFECTED, OR ARE REASONABLY LIKELY TO MATERIALLY affect, the COMPANY'S INTERNAL controls OVER FINANCIAL REPORTING.


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

ITEM 5.           OTHER INFORMATION

      None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.
            31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 302

            31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350 Sec. 302

            32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

            32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

       (b)  Reports on Form 8-K.

            On or about May 29, 2003 the Company filed a current report on Form 8-K regarding the resignation of Rodney I. Woods as President and a Director of the Company.

                             UNITED ENERGY CORP.

                                 FORM 10-Q/A
                              (AMENDMENT NO. 1)

                                JUNE 30, 2003

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITED ENERGY CORP.


     Dated: JULY 16, 2004


     By: /s/ RONALD WILEN
         -----------------
             RONALD WILEN,
             CHAIRMAN AND CHIEF EXECUTIVE OFFICER


     By: /s/ JAMES MCKEEVER
         -----------------
             JAMES MCKEEVER,
             INTERIM Chief Financial Officer