Form 10-Q/A
period 2003-12-31
UNITED ENERGY CORP /NV/
filed 2004-07-16
CIK 1116734

================================================================================


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

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM         TO
                                   --------  --------

                          COMMISSION FILE NO. 000-30841
                          -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes   |X| No


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |X| No

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets December 31, 2003 (Unaudited) and                            3
              March 31, 2003

              Consolidated Statements of Operations for the three months and nine months ended         4
              December 31, 2003 (Unaudited) and 2002 (Unaudited)

              Consolidated Statement of Stockholders' Equity for the nine months ended December        5
              31, 2003 (Unaudited)

              Consolidated Statements of Cash Flows for the nine months ended December 31, 2003        6
              (Unaudited) and 2002 (Unaudited)

              Notes to Consolidated Financial Statements                                               7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations    14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                               19

Item 4.       Controls and Procedures                                                                  19

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                        20

Item 2.       Changes in Securities and Use of Proceeds                                                20

Item 3.       Defaults upon Senior Securities                                                          20

Item 4.       Submission of Matters to a Vote of Security Holders                                      20

Item 5.       Other Information                                                                        20

Item 6.       Exhibits and Reports on Form 8-K                                                         20

Signatures                                                                                             21

Certifications                                                                                         22

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 (UNAUDITED)

1.       BASIS OF PRESENTATION AND GOING CONCERN


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2003 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2003 and 2002 (unaudited) and cash flows for the nine months ended December 31, 2003 and 2002 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and nine months ended December 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2004.


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

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company's total revenues and net loss by segment for the three month period ended December 31, 2003 and identifiable assets as of December 31, 2003 are as follows:

                                                                    Specialty
                                                   Graphic Arts     Chemicals       Corporate     Total
                                                   ------------     ---------       ---------   ----------
Revenues                                           $        310     $  90,810       $      --   $   91,120
                                                   ============     =========       =========   ==========

Gross profit                                       $        133     $  52,933       $      --   $   53,066
General and administrative                               42,963       208,459         307,031      558,453
Oil well operating and maintenance cost-net                  --        11,795              --       11,795
Depreciation, amortization and depletion                     --        35,058           4,389       39,447
Interest income                                              --            --          (1,254)      (1,254)
Interest expense                                             --            36             552          588
                                                   ------------     ---------       ---------   ----------
     Net loss                                      $    (42,830)    $(202,415)      $(310,718)  $ (555,963)
                                                   ============     =========       =========   ==========

Cash and cash equivalents                          $         --     $      --       $ 277,607   $  277,607
Accounts receivable, net                                363,020        57,923              --      420,943
Inventory, net                                           26,162        196,090             --      222,252
Note receivable, net                                     64,808            --              --       64,808
Prepaid expenses                                             --            --          67,115       67,115
Property and equipment, net                                  --       341,520          36,209      377,729
Goodwill, net                                                --        68,819              --       68,819
Patents, net                                                 --       310,877              --      310,877
Loans receivable, net                                        --            --           3,238        3,238
Deposits                                                     --            --          76,385       76,385
                                                   ------------     ---------       ---------   ----------
     Total assets                                  $    453,990     $ 975,229       $ 460,554   $1,889,773
                                                   ============     =========       =========   ==========

         The Company's total revenues and net income (loss) by segment for the nine month period ended December 31, 2003, are as follows:

                                                                    Specialty
                                                   Graphic Arts     Chemicals       Corporate     Total
                                                   ------------     ---------       ---------   ----------

Revenues                                           $    485,667      $300,595       $      --   $  786,262
                                                   ============     =========       =========   ==========

Gross profit                                       $    244,363      $145,519       $      --   $  389,882
General and administrative                              153,038       848,825       1,023,415    2,025,278
Oil well operating and maintenance cost-net                           102,662              --      102,662
Depreciation, amortization and depletion                     --       101,239          13,164      114,403
Interest income                                              --            --          (8,523)      (8,523)
Interest expense                                             --           149           2,141        2,290
                                                   ------------     ---------       ---------   ----------
     Net income (loss)                             $     91,325     $(907,356)    $(1,030,197) $(1,846,228)
                                                   ============     =========       =========   ==========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company's total revenues and net income (loss) by segment for the three month period ended December 31, 2002 and identifiable assets as of December 31, 2002, are as follows:

                                                                           Specialty
                                                         Graphic Arts      Chemicals      Corporate         Total
                                                         ------------      ---------      ----------      -----------

Revenues                                                  $709,237           $82,855             $--       $792,092
                                                         ============      ==========     ===========     ===========
Gross profit                                              $316,048           $44,661             $--       $360,709
General and administrative                                  42,196           430,973         428,512        901,681
Depreciation and amortization                                   --            21,385           3,395         24,780
Interest income                                                                             (15,250)       (15,250)
Interest expense                                               144                --              --            144
                                                         ------------      ---------      ----------      -----------
     Net income (loss)                                    $273,708        $(407,697)      $(416,657)     $(550,646)
                                                         ============      ==========     ===========     ===========
Cash and cash equivalents                                      $--               $--      $2,896,964     $2,896,964
Accounts receivable, net                                   833,113            66,538              --        899,651
Inventory, net                                              41,333           155,509              --        196,842
Loans receivable, net                                           --           108,447          10,808        119,255
Prepaid expenses                                                --            80,884          32,291        113,175
Property and equipment, net                                     --           236,223          50,484        286,707
Goodwill, net                                                   --            68,819              --         68,819
Patents, net                                                    --           203,796              --        203,796
Other assets                                                    --                --           2,903          2,903
                                                         ------------      ---------      ----------      -----------
Total assets                                              $874,446          $920,216      $2,993,450     $4,788,112
                                                         ============      ==========     ===========     ===========

         The Company's total revenues and net income (loss) by segment for the nine month period ended December 31, 2002, are as follows:

                                                                           Specialty
                                                         Graphic Arts      Chemicals      Corporate         Total
                                                         ------------      ---------      ----------      -----------
Revenues                                                                    $457,542             $--     $2,156,701
Gross profit                                               $647,469         $224,729             $--       $872,198
General and administrative                                  138,279        1,238,563       1,012,011      2,388,853
Depreciation and amortization                                    --           49,619           8,198         57,817
Interest income                                                  --               --        (51,374)       (51,374)
Interest expense                                              1,312               --              --          1,312
                                                         ------------      ---------      ----------      -----------
     Net income (loss)                                     $507,878     $(1,063,453)      $(968,835)   $(1,524,410)
                                                         ============      ==========     ===========     ===========

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

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

                                                              For the Trhee Months          For the Nine Months
                                                               Ended December 31,           Ended December 31,
                                                           ----------------------------------------------------------
                                                              2003           3002          2003             2003
                                                           ----------     ----------    ------------     ------------

Net Loss as reported                                       $(555,963)     $(550,646)    $(1,846,228)     $(1,524,410)
Deduct:
Total stock based employee compensation Expense             (144,823)     (  23,892)     (1,312,836)      (1,182,658)
                                                           ----------     ----------    ------------     ------------
determined under fair value based method for all
awards
Pro forma loss                                             $(700,786)     $(574,538)    $(3,159,064)     $(2,707,068)
                                                           ----------     ----------    ------------     ------------
Basic and diluted loss per common share
As reported                                                   $(0.03)         (0.02)         $(0.09)          $(0.07)
Pro forma                                                     $(0.03)        $(0.03)         $(0.14)          $(0.13)


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

CONCENTRATION OF RISK


         The Company sells its UNIPROOF(R) proofing paper to three customers. One of these customers constitutes 93% of Graphic Arts sales and 57% of total customer sales for the nine month period ended December 31, 2003. The customer has not placed any orders during the second and third quarters. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectible. The Company believes that this customer will purchase additional product and the Company would use that as leverage to collect any outstanding balances.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not expect its operating results, cash flows, or credit available to be affected to any significant degree by a sudden change in market interest rates. Further, the Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.

ITEM 4. CONTROLS AND PROCEDURES


         Evaluation of the Company's Disclosure Controls. As of the end of the period covered by this Report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and participation of the Company's management, including its Chief Executive Officer ("CEO") and then Chief Financial Officer ("CFO"). Rules adopted by the Securities Exchange Commission require that in this section of the Report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company's Disclosure Controls based on and as of the dated of the Controls Evaluation.

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

         There have been no significant changes in the Company's internal controls over financial reporting or, to the knowledge of management, in other factors during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         See Note 7, Commitments and Contingencies to the Consolidated Financial Statements


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

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                                DECEMBER 31, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


       Dated: July 15, 2004           UNITED ENERGY CORP.


                             By: /s/ Ronald Wilen
                                     ------------------------------------------
                                     Ronald Wilen,
                                     Chairman and Chief Executive Officer



                             By: /s/ James McKeever
                                     ------------------------------------------
                                     James McKeever,
                                     Interim Chief Financial Officer