Form 10-K/A
period 2003-03-31
UNITED ENERGY CORP /NV/
filed 2004-07-29
CIK 1116734

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                               (AMENDMENT NO. 3)


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

There were no changes in the Company's internal controls that could materially affect the disclosure controls and procedures subsequent to the Evaluation Date.

                                   FORM 10-K/A
                                (AMENDMENT NO. 3)



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNITED ENERGY CORP.
                                  (REGISTRANT)



By: \s\ Ronald Wilen                                             July 29, 2004
    ----------------------------                                 -------------
    Ronald Wilen, Chairman & CEO                                      Date
    (Principal Executive Officer)



By: \s\ James McKeever                                           July 29, 2004
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