Form 10-Q/A
period 2003-06-30
UNITED ENERGY CORP /NV/
filed 2004-07-29
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------


                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)


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
             ---------------------------------------------------
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

ITEM 4.           CONTROLS AND PROCEDURES


     Evaluation of the Company's Disclosure Controls. As of the end of the period covered by this Report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and participation of the Company's management, including its Chief Executive Officer (the "CEO") and then Chief Financial Officer (the "CFO"). Rules adopted by the Securities and Exchange Commission require that in this section of the Report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company's Disclosure Controls based on and as of the dated of the Controls Evaluation.


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

     Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that as of the end of the period covered by this Report, our Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

                                 FORM 10-Q/A
                              (AMENDMENT NO. 2)

                                JUNE 30, 2003

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITED ENERGY CORP.


     Dated: JULY 29, 2004


     By: /s/ RONALD WILEN
         -----------------
             RONALD WILEN,
             CHAIRMAN AND CHIEF EXECUTIVE OFFICER


     By: /s/ JAMES MCKEEVER
         -----------------
             JAMES MCKEEVER,
             INTERIM Chief Financial Officer