Form 10-K/A
period 2004-03-31
UNITED ENERGY CORP /NV/
filed 2004-07-29
CIK 1116734

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                         AMENDMENT NO. 1 TO FORM 10-K ON

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004      Commission file number:  000-30841



                               UNITED ENERGY CORP.
                     --------------------------------------
                     (Exact name of registrant as specified
                                 in its charter)

       NEVADA                                        22-3342379
----------------------------------        --------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


  600 MEADOWLANDS PARKWAY, #20
     SECAUCUS, NEW JERSEY                               07094
----------------------------------        --------------------------------
   (Address of principal                             (Zip Code)
    executive offices)



                                 ---------------

       Registrant's telephone number, including area code: (201) 842-0288


================================================================================

                               UNITED ENERGY CORP.

                                TABLE OF CONTENTS

                                                                                                                PAGE

                                    PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................1
   ITEM 11.  EXECUTIVE COMPENSATION...............................................................................3
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......5
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................7
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................................7


    SECTION 302 CERTIFICATION OF CEO
    SECTION 302 CERTIFICATION OF PFO
    SECTION 906 CERTIFICATION OF CEO & PFO

                                EXPLANATORY NOTE

         This amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 is being filed to add Items 10 through 14 of Part III of the Annual Report on Form 10-K, which were omitted in reliance on General Instruction G(3) thereto.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table shows the positions held by our board of directors and executive officers and their ages as of May 15, 2004.

NAME                                      AGE   POSITION
----                                      ---   --------

Ronald Wilen                              64     Chairman of the Board, Chief
                                                 Executive Officer and Director
James McKeever, CPA                       38     Interim Chief Financial Officer
Louis Bernstein                           54     Director
Andrea Pampanini                          63     Director
Martin Rappaport                          67     Director

         The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

         RONALD WILEN. Mr. Wilen has served as our Chief Executive Officer and a member of our board since October 1995. Mr. Wilen served as our President from October 1995 to August 2001, and has been our Chairman of the Board since August 2001.

         JAMES MCKEEVER, CPA. Mr. McKeever has been our Interim Chief Financial Officer since January 2004. He also continues to be a partner in the accounting firm of Abrams & McKeever CPA's, which he joined in January 2000. Mr. McKeever has more than 14 years' experience in public accounting and financial reporting, and is a member of the American Institute of Certified Public Accountants.

         LOUIS BERNSTEIN. Mr. Bernstein has served as a member of our board since September 2003. Mr. Bernstein is currently the Assistant General Counsel of Pfizer Inc., one of the world's largest pharmaceutical companies, where he has served as Pfizer's corporate counsel since December 1975.

         ANDREA PAMPANINI. Mr. Pampanini has served as a member of our board since December 2001. Mr. Pampanini is an organizational advisor with extensive restructuring, marketing and strategic planning experience serving, among other industries, the chemical, petroleum, pharmaceutical, basic metals, electrical equipment, power generation and heavy industrial goods sectors. In 1989, Mr. Pampanini founded Turnaround Associates Inc., a consulting firm specializing in the financial and operational organization of medium to large-sized companies. Since 1998, Mr. Pampanini has been a member of Leadership Strategies LLC, a group of professionals specializing in strategic planning and personal leadership coaching. Mr. Pampanini has devoted a major portion of his career to the Middle East, including serving as Executive Vice President of Development Resources Corporation from 1971 to 1977, during which time he supervised the final phases of the Dez hydroelectric power and irrigation project in Iran.

         MARTIN RAPPAPORT. Mr. Rappaport has served as a member of our board since June 2001. Mr. Rappaport is self-employed. For more than 30 years, he has developed and managed commercial and residential real estate (including owning the building where our office is located). Mr. Rappaport is an active supporter and contributor to Blythedale Children's Hospital in Valhalla, New York.

         Directors are elected annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

COMMITTEES OF THE BOARD

         We do not currently have any formal board committees.

DIRECTOR COMPENSATION

         Each non-employee director receives options for 10,000 shares of our common stock in lieu of an annual retainer and meeting fees. Other than the 10,000 options granted, there are no special fees, contracts entered into, or payments made in consideration of any director's service as a director.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

         No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

         There are no family relationships among our executive officers and directors.

LEGAL PROCEEDINGS

         During the past five years, none of our executive officers, directors, promoters or control persons has been involved in a legal proceeding material to an evaluation of the ability or integrity of such person.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. These persons are required by SEC regulations to furnish us with copies of all the reports they file.

         To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended March 31, 2004, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

         We are in the process of adopting a code of ethics that will apply to all of our directors, officers, employees and independent contractors. The code of ethics will also have specific provisions applicable to all employees with access to, and responsibility for, matters of finance and financial management, including our chief executive officer and interim chief financial officer. Once adopted by our board of directors, the full text of the code of ethics will be available at, and we intend to disclose any amendments to, or waivers from, any provision of the code of ethics that applies to any of our executive officers or directors by posting such information on our website at www.unitedenergycorp.net, or provide a copy of the code of ethics, free of charge, to those persons that make a request in writing (Attn: Robert M. Guinta) or by e-mail (rguinta@unitedenergycorp.net).

ITEM 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.


                           SUMMARY COMPENSATION TABLE

                                        Annual                             Long-term
                                     Compensation                        Compensation
                                 ---------------------------       ------------------------------
                                                        Other      Restricted  Securities
Name and                 Fiscal                         Annual     Stock       Underlying      LTIP     All other
Principal Position       year    Salary     Bonus   Compensation   Award(s)   Options/SARs    Payouts  Compensation
------------------       ------  ------     -----   ------------   --------   ------------    -------  ------------
                                   ($)       ($)         (1)                      (#)          ($)

Ronald Wilen             2004   196,931        -         22,266(2)         -          -           -             -
Chairman and CEO         2003   206,923        -         22,308(2)   100,000    100,000           -             -
                         2002    79,500        -         18,642(2)         -    400,000           -             -
Rodney I. Woods (3)      2004     9,617        -          1,385            -          -           -             -
President                2003   192,308    75,000         3,492            -    500,000           -             -
                         2002         -        -              -            -          -           -             -
Sanford M. Kimmel (4)    2004    88,467     3,014        12,485
Chief Financial Officer  2003   110,584    21,986        13,439            -     62,500           -             -
                         2002         -        -              -            -          -           -             -
------------------------

(1) We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2) During the fiscal years ended March 31, 2004, 2003 and 2002, we paid for the leases on two automobiles used by Mr. Wilen under monthly lease payments. We also paid for medical insurance for Mr. Wilen at a rate of $925.68 per month. The financial statements reflect imputed salaries for Mr. Wilen totaling $93,750 for the fiscal year ended March 31, 2002.

(3)  Mr. Woods resigned as our President and a member of our board in April
     2003.

(4)  Mr. Kimmel resigned as our Chief Financial Officer in December 2003.

OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 2004

                                                        Percent of Total
                                                      Options/SARs Granted
                               Number of Securities       to Employees
                                Underlying Options/         in Fiscal            Exercise
Name                               SARs Granted               Year             or Base Price         Expiration
----                               ------------               ----             -------------         ----------
                                        (#)                                        ($/Sh)


Ronald Wilen                                --                 --                     --                   --
Chairman and CEO
Rodney I. Woods (1)                         --                 --                     --                   --
President
Sanford M. Kimmel (2)                       --                 --                     --                   --
Chief Financial Officer

------------------------------

(1) Mr. Woods resigned as our President and a Director in April 2003.

(2) Mr. Kimmel resigned as our Chief Financial Officer in December 2003.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2004 AND FISCAL YEAR END OPTION/SAR VALUES


                                                                     Number of Securities      Value of Unexercised
                                                                    Underlying Unexercised         In-The-Money
                                                                    Options/SARs at Fiscal    Options/SARs at Fiscal
                            Shares Acquired          Value                 Year End                 Year End
Name                          on Exercise          Realized        Exercisable/Unexercisable Exercisable/Unexercisable
----                          -----------     ------------------   ------------------------- -------------------------
                                  (#)                 ($)                    (#)                       ($)

Ronald Wilen                            --             --                  500,000                      0
Chairman and CEO
Rodney I. Woods (1)                     --             --                     --                        --
President
Sanford M. Kimmel (2)                   --             --                     --                        --
Chief Financial Officer

--------------------------

(1) Mr. Woods resigned as President and a Director in April 2003.

(2) Mr. Kimmel resigned as our Chief Financial Officer in December 2003.

STOCK OPTION PLAN

         In August 2001, our stockholders approved the 2001 Equity Incentive Plan which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director or consultant at our board's discretion. Under the 2001 Equity Incentive Plan, options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the date of the grant to up to five years.

         An amendment and restatement of the 2001 Equity Incentive Plan increasing the number of shares issuable under the plan to a total of 4,000,000 was approved by our board of directors in May 2002 and was approved by our shareholders at our 2003 annual meeting.

         Under the plan, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

         There were stock options to purchase 1,795,000 shares of our common stock available for future grant as of March 31, 2004 under the 2001 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP INFORMATION

         The following table sets forth information regarding the number of shares of our common stock beneficially owned on July 15, 2004, by each of our directors, each of our executive officers named in the Summary Compensation Table above, all of our executive officers and directors as a group, and by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o United Energy Corp., 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.

                                   AMOUNT AND
                                   NATURE OF
NAME AND ADDRESS                   BENEFICIAL                         PERCENT OF
OF BENEFICIAL OWNER                OWNERSHIP(1)                       CLASS (1)
-------------------                ------------                       ---------

Ronald Wilen                       4,087,000(2)                         18.0%

James McKeever, CPA                    3,000                            *

Louis Bernstein                           --                            *

Andrea Pampanini                      42,500(3)                         *

Martin Rappaport                   3,020,100(4)                         13.0%

Rodney I. Woods(5)                   100,000(6)                         *

Sanford M. Kimmel(5)                      --                            *

All current executive officers
and directors as a group
(5 persons)                       7,152,600                             30.4%

5% or Greater Stockholders:

John Holmgren                      1,500,000(7)                          6.7%
301 Merritt 7
Norwalk, CT 06851

UNRG Investments LLC               1,500,000(7)                          6.7%
3960 Howard Hughes Parkway,
5th Floor
Las Vegas, NV 89109

LSR Capital UNRG, LLC              1,500,000(7)                          6.7%
50 Charles Lindbergh Blvd.,
Suite 500
Uniondale, NY 11553

Robert L. Seaman                   2,361,627(8)                         10.6%
515 Madison Ave.
New York, NY 10022

Laurus Master Fund, Ltd.           2,050,000(9)                          8.5%
c/o Ironshore Corporate
Services Ltd.
P.O. Box 1234 G.T.
Queensgate House, South Church Street
Grand Cayman, Cayman Islands

----------------
* Less than 1% of outstanding shares.

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

(2) Includes (i) stock options to purchase 400,000 shares at an exercise price of $1.11 per share, and (ii) stock options to purchase 100,000 shares at an exercise price of $1.80 per share, which are currently exercisable.

(3) Includes stock options to purchase 10,000 shares at an exercise price of $.70 per share and 10,000 shares at an exercise price of $1.80 per share, which are currently exercisable, but are subject to reduction, on a proportional basis, if Mr. Pampanini voluntarily resigns as a director prior to November 2004.

(4) Includes (i) stock options to purchase 10,000 shares at an exercise price of $.70 per share and 10,000 shares at an exercise price of $1.80 per share, which are currently exercisable, but are subject to reduction, on a proportional basis, if Mr. Rappaport voluntarily resigns as a director prior to November 2004; and (ii) stock options to purchase 50,000 shares at an exercise price of $1.11 per share and warrants to purchase 750,000 shares of common stock at an exercise price of $2.00 per share, which are currently exercisable.

(5) Mr. Woods resigned as our President and a member of our board in April 2003 and Mr. Kimmel resigned as our Chief Financial Officer in December 2003.

(6) Represents a warrant to purchase shares of common stock at an exercise price of $1.00 per share, which are currently exercisable.

(7) Includes 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

(8) Includes (i) 1,861,627 shares held by Mr. Seaman; (ii) 100,000 shares held by the law firm Seaman & Wehle, of which Mr. Seaman is a member; and (iii) options to purchase 400,000 shares at an exercise price of $1.11 per share, all of which are currently exercisable.

(9) Represents 1,750,000 shares which may be acquired immediately upon conversion of an outstanding secured convertible term note at a conversion price of $1.00 per share and 300,000 shares which may be purchased immediately upon exercise of an outstanding common stock purchase warrant at an average exercise price of $1.50 per share. The convertible note and warrant contain provisions which restrict Laurus from beneficially owning in excess of 4.9% of our outstanding shares of common stock. Laurus Capital Management, LLC, a Delaware limited liability company, may be deemed a control person of the shares owned by Laurus Master Fund, Ltd. David Grin and Eugene Grin are the principals of Laurus Capital Management, LLC. The address for Messrs. Grin is 825 Third Avenue, 14th Floor, New York, New York 10022.

Equity Compensation Plan Information

         The following table provides information regarding the status of our existing equity compensation plans at March 31, 2004.


                                                                                                         NUMBER OF SECURITIES
                                                                                                         REMAINING AVAILABLE
                                                 NUMBER OF SECURITIES                                    FOR FUTURE ISSUANCE
                                                 TO BE ISSUED UPON              WEIGHTED-AVERAGE         UNDER EQUITY COMPENSATION
                                                 EXERCISE OF OUTSTANDING        EXERCISE PRICE OF        PLANS (EXCLUDING SECURITIES
                                                 OPTIONS, WARRNTS AND           OUTSTANDING OPTION,      REFLECTED IN THE SECOND
PLAN CATEGORY                                    RIGHTS                         WARRANTS AND RIGHTS      COLUMN)
---------------------------                      ------------------------       -------------------      --------------------------

Equity compensation plans approved by                       2,205,000                      $1.32                  1,795,000
security holders
Equity compensation plans not approved by                   4,225,000                      $1.70                     --
security holders
     Total                                                  6,430,000                         --                   1,795,000


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Martin Rappaport, one of our directors, owns the building in which we lease our principal executive offices in Secaucus, New Jersey. We pay approximately $100,000 per year under the lease, excluding real estate taxes. We believe that this transaction was advantageous to us and was on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by Imowitz, Koenig & Co., LLP ("Imowitz") for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2004 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year were approximately $47,400. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2003 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year were approximately $82,500.

AUDIT-RELATED FEES

         No fees were billed by Imowitz for audit-related services for the fiscal year ended March 31, 2004. No fees were billed by Grant Thornton for audit-related services for the fiscal year ended March 31, 2003.

TAX FEES

         No fees were billed by Imowitz for tax services for the fiscal year ended March 31, 2004. No fees were billed by Grant Thornton for tax services for the fiscal year ended March 31, 2003.

ALL OTHER FEES

         Neither Imowitz nor Grant Thornton rendered any other services, other than the services described above under "Audit Fees," for the fiscal year ended March 31, 2004 or the fiscal year ended March 31, 2003, respectively.

         Our board of directors has established a policy requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. The policy requires the specific pre-approval of all permitted services. When considering the pre-approval of non-audit services, our board considers whether the provision of such non-audit service is consistent with the auditor's independence and the Securities and Exchange Commission rules regarding auditor independence. Additionally, our board considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors' familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              In addition to the Exhibits and Current Reports on Form 8-K listed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, the following exhibits are filed herewith:

              (A)  Exhibits:

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

        31.2 Certification of Interim Chief Financial Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) under the Exchange Act.

        32.1 Certification of Chief Executive Officer and Interim Chief Financial Officer (principal financial and accounting officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED ENERGY CORP.


Date:  July 29, 2004                   By: /s/ Ronald Wilen
                                           -------------------------------------
                                           Ronald Wilen
                                           Chief Executive Officer
                                           (principal executive officer)

                                       By: /s/ James McKeever
                                           -------------------------------------
                                           James McKeever
                                           Interim Chief Financial Officer
                                           (principal financial and
                                            accounting officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald Wilen        Chief Executive Officer and Director    July 29, 2004
-------------------     (principal executive officer)
    Ronald Wilen


/s/ James McKeever      Interim Chief Financial Officer         July 29, 2004
-------------------     (principal financial and accounting
    James McKeever       officer)


                        Director
--------------------
    Louis Bernstein


/s/ Andrea Pampanini    Director                                July 29, 2004
--------------------
    Andrea Pampanini


/s/ Martin Rappaport    Director                                July 29, 2004
--------------------
    Martin Rappaport