Form 10-Q/A
period 2004-06-30
UNITED ENERGY CORP /NV/
filed 2004-07-29
CIK 1116734

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

         There, has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

                                DECEMBER 31, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


       Dated: July 29, 2004           UNITED ENERGY CORP.


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