Form 10QSB
period 2004-03-31
UNITED ENERGY CORP /NV/
filed 2004-08-12
CIK 1116734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              _____________________

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           Class                                        Outstanding as of August 16, 2004
                           -----                                        ---------------------------------

               Common Stock, $.01 par value                                     22,255,270 shares

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.


             Consolidated balance sheets June 30, 2004 (Unaudited) and
             March 31, 2004 ..........................................................3-4

             Consolidated statements of operations for
             the three months ended June 30, 2004
             (Unaudited) and 2003 (Unaudited) ........................................5

             Consolidated statement of stockholders' equity for the three months ended June 30, 2004 (Unaudited) ..................................6

             Consolidated statements of cash flows for the three
             months ended June 30, 2004 (Unaudited) and 2003 (Unaudited) .............7

             Notes to consolidated financial statements ..............................8

Item 2.      Management's Discussion and Analysis or Plan of Operation. ..............13

Item 3.      Controls and Procedures. ................................................17

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings. ......................................................19

Item 2.      Changes in Securities and Small Business Issuer Purchases
             of Equity Securities. ...................................................19

Item 3.      Defaults upon Senior Securities. ........................................19

Item 4.      Submission of Matters to a Vote of Security Holders. ....................19

Item 5.      Other Information. ......................................................19

Item 6.      Exhibits and Reports on Form 8-K. .......................................19

Signatures ...........................................................................20

Certifications .......................................................................21


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2004 AND MARCH 31, 2004


                                                                                 JUNE 30,           MARCH 31,
                                                                                   2004               2004
                                                                                   ----               ----
                                                                               (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents
                                                                                  $   990,103       $  1,518,025
Accounts receivable, net of allowance for doubtful
accounts of $33,531 and $45,736, respectively                                         201,438            393,941

Inventory, net of allowance of $16,290 and
$16,290, respectively                                                                 244,007            176,487

Note receivable, net of reserve of $31,350 and
$31,350, respectively                                                                  53,650             63,650

Prepaid expenses and other current assets                                             132,737             80,296
                                                                                      -------             ------
Total current assets                                                                1,621,935          2,232,399

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $235,293 and
  $225,543, respectively                                                              214,346            243,313

OTHER ASSETS:
   Goodwill, net                                                                       17,509             17,509

   Patents, net of accumulated amortization of $73,315
       and $67,032, respectively                                                      303,896            309,424

Loans receivable                                                                        1,262              1,538

Deposits                                                                                1,385             76,385

Deferred financing costs, net of accumulated
  amortization of $28,075 and  $2,000, respectively                                   284,818            310,893
                                                                                      -------            -------
  Total assets                                                                   $  2,445,151       $  3,191,461
                                                                                 ============       ============


      The accompanying notes are an integral part of these consolidated balance sheets


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2004 AND MARCH 31, 2004

                                                                                 JUNE 30,           MARCH 31,
                                                                                   2004               2004
                                                                                   ----               ----
                                                                               (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                  $   214,619        $   276,115
Accrued expenses                                                                       88,090            379,098
Convertible term note payable                                                         524,997            349,998
Due to related parties                                                                244,141            244,141
                                                                                      -------            -------
    Total current liabilities                                                       1,071,847          1,249,352

LONG TERM LIABILITIES:
Convertible term note payable                                                         968,607          1,120,133
                                                                                      -------          ---------
    Total liabilities                                                               2,040,454          2,369,485
                                                                                    ---------          ---------
STOCKHOLDERS' EQUITY:
Common stock: $0.01 par value 100,000,000 shares
   authorized; 22,255,270 and 22,180,270 shares
   issued and outstanding as of June 30, 2004
   and March 31, 2004, respectively                                                   222,552            221,802
Additional paid-in capital                                                         11,321,256         11,143,266
Accumulated deficit                                                               (11,139,111)       (10,543,092)
                                                                                  -----------        -----------
    Total stockholders' equity                                                        404,697            821,976
                                                                                      -------            -------
    Total liabilities and stockholders' equity                                   $  2,445,151       $  3,191,461
                                                                                 ============       ============


 The accompanying notes are an integral part of these consolidated balance sheets


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                    FOR THE THREE MONTHS
                                                                                        ENDED JUNE 30,
                                                                                     2004          2003
                                                                                     ----          ----
                                                                                         (UNAUDITED)

REVENUES, net                                                                   $     268,637  $  628,741

COST OF GOODS SOLD                                                                    104,609     325,922
                                                                                      -------     -------
Gross profit                                                                          164,028     302,819
                                                                                      -------     -------
OPERATING EXPENSES:
    Selling, general and administrative                                               668,316     673,604
    Oil well operating and maintenance cost-net                                             -      57,995
    Depreciation, amortization and depletion                                           28,037      37,283
                                                                                       ------      ------
        Total operating expenses                                                      696,353     768,882
                                                                                      -------     -------
        Loss from operations                                                         (532,325)   (466,063)
                                                                                     --------    --------
OTHER INCOME (EXPENSE), net:
        Interest income                                                                 5,698       4,631
        Interest expense                                                              (69,392)       (893)
                                                                                      -------        ----
            Total other income (expense), net                                         (63,694)      3,738
                                                                                      -------       -----

            Net loss                                                            $    (596,019) $ (462,325)
                                                                                =============  ==========


BASIC AND DILUTED LOSS PER SHARE:
            Total basic and diluted loss per share                              $       (0.03) $    (0.02)
                                                                                =============  ==========

WEIGHTED AVERAGE NUMBER OF SHARES,
       OUTSTANDING, basic and diluted                                              22,216,534  22,180,270
                                                                                   ==========  ==========

  The accompanying notes are an integral part of these consolidated statements.


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

                                                                     Additional
                                            Common Stock              Paid-In          Accumulated
                                          Shares     Amount          Capital           Deficit           Total
                                          ------     ------          -------           -------           -----

BALANCE, April 1, 2004              $22,180,270    $  221,802      $ 11,143,266     $ (10,543,092)     $ 821,976
Options issued for conversion of
   balance due to former employee            --            --            75,000                --         75,000
Common stock issued in
     consideration for services          75,000           750            54,750                --         55,500
Warrants granted in
     consideration for services              --            --            48,240                --         48,240
Net loss                                     --            --               --           (596,019)      (596,019)
                                     ----------    -----------     ------------     -------------      ---------
BALANCE, June 30, 2004              $22,255,270    $   222,552     $ 11,321,256     $ (11,139,111)     $ 404,697
                                    ===========    ===========     ============     ==============     =========


   The accompanying notes are an integral part of this consolidated statement.


                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                              2004                2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(596,019)         $ (462,325)

Adjustments to reconcile net loss to net cash used in
operating activities
  Depreciation, amortization and depletion                                      77,585              37,283
  Stock granted in consideration for services                                   55,500                  -
  Warrants granted in consideration for services                                48,240                  -
  Options granted in consideration for services                                     -                9,700

Changes in operating assets and liabilities
  Decrease (increase) in accounts receivable, net                              192,503            (293,099)
  (Increase) decrease in inventory, net                                        (67,520)             12,656
  Decrease in note receivable, net                                              10,000              57,373
  Increase in prepaid expenses                                                 (52,441)             (3,123)
  Decrease (increase)  in deposits                                              75,000             (45,000)
(Decrease) increase in accounts payable and accrued
expenses                                                                      (277,504)            129,078
                                                                              --------             -------
Net cash used in operating activities                                         (534,656)           (557,457)
                                                                              --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for loans receivable-net                                                276                 700
  Proceeds from the sale of oil well leases                                     15,000                  -
  Payments for acquisition of property and equipment                            (7,787)           (121,506)
  Payments for patents                                                            (755)            (37,916)
                                                                                  ----             -------

     Net cash provided by (used in) investing activities                         6,734            (158,722)
                                                                                 -----            --------


     Net decrease in cash and cash equivalents
                                                                              (527,922)           (716,179)
CASH AND CASH EQUIVALENTS, beginning of period                               1,518,025           2,120,942
                                                                             ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                                    $  990,103         $ 1,404,763
                                                                            ==========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period

  Interest                                                                  $   14,011         $       893
                                                                            ==========         ===========
  Income taxes                                                              $    1,110         $     1,780
                                                                            ==========         ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Conversion of balance due to former employee into options                   $   75,000         $         -
                                                                            ==========         ===========


  The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

1.       BASIS OF PRESENTATION AND GOING CONCERN

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2004 (unaudited) and the results of its operations for the three months ended June 30, 2004 and 2003 (unaudited) and cash flows for the three months ended June 30, 2004 and 2003(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005.

         The consolidated balance sheet as of March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended.

         Going Concern - During the past two fiscal years ended March 31, 2004 and 2003, the Company has recorded aggregate losses from operations of $5,398,098 and has incurred total negative cash flow from operations of $4,911,943 for the same two-year period. During the three months ended June 30, 2004 the Company experienced a net loss from operations of $596,019 and negative cash flow from operating activities of $534,656. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.       SEGMENT INFORMATION

         Under the provision of SFAS No. 131, the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months ended June 30, 2004 and 2003.

         The Company's total revenues and net loss by segment for the three months period ended June 30, 2004 and identifiable assets as of June 30, 2004 are as follows:


                                                                       Specialty
                                                   Graphic Arts        Chemicals        Corporate          Total
                                                   ------------        ---------        ---------          -----

Revenues                                         $    70,699           $    197,938     $      --         $   268,637
                                                 ===========           ============     =========         ==========
Gross profit                                     $    31,801           $    132,227     $      --         $   164,028
General and administrative                            23,110                361,660       283,546             668,316
Depreciation, amortization and depletion                  --                 25,982         2,055              28,037
Interest income                                           --                     --         5,698               5,698
Interest expense                                          --                     --        69,392              69,392
                                                 -----------           ------------     ---------         -----------
     Net income (loss)                           $     8,691           $   (255,415)   $(349,295)         $  (596,019)
                                                 ===========           ============     =========         ==========

Cash and cash equivalents                        $        --           $         --    $ 990,103          $   990,103
Accounts receivable, net                              73,464                127,974           --              201,438
Inventory, net                                       107,070                136,937           --              244,007
Note receivable, net                                  53,650                     --           --               53,650
Prepaid expenses                                          --                 45,700        87,037             132,737
Property and equipment, net                               --                184,580        29,766             214,346
Goodwill, net                                             --                 17,509            --              17,509
Patents, net                                              --                303,896            --             303,896
Loans receivable, net                                     --                     --         1,262               1,262
Deferred note costs                                       --                     --       284,818             284,818
Deposits                                                  --                     --         1,385               1,385
                                                 -----------           ------------     ---------         -----------
Total assets                                     $   234,184           $    816,596   $ 1,394,371         $ 2,445,151
                                                 ===========           ============   ===========         ===========
Capital Expenditures                             $        --           $      7,787   $        --         $     7,787
                                                 ===========           ============   ===========         ===========


                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company's total revenues and net income (loss) by segment for the three months period ended June 30, 2003 and identifiable assets as of June 30, 2003 are as follows:

                                                                       Specialty
                                                   Graphic Arts        Chemicals        Corporate          Total
                                                   ------------        ---------        ---------          -----

Revenues                                         $   483,547           $    145,194     $      --         $   628,741
                                                 ===========           ============     =========         ==========
Gross profit                                     $   243,554           $     59,265     $      --         $   302,819
General and administrative                            45,233                286,693       341,678             673,604
Oil well operating and maintenance cost-net               --                 57,995            --              57,995
Depreciation and amortization                             --                 32,895         4,388              37,283
Interest income                                           --                     --         4,631               4,631
Interest expense                                          --                     --           893                 893
                                                 -----------           ------------     ---------         -----------
     Net income (loss)                           $   198,321           $   (318,318)    $(342,328)        $  (462,325)
                                                 ===========           ============     =========         ===========

Cash and cash equivalents                        $        --           $         --    $1,404,763         $ 1,404,763
Accounts receivable, net                             674,717                115,097            --             789,814
Inventory, net                                        26,162                172,526            --             198,688
Loans receivable, net                                 91,661                     --            --              91,661
Prepaid expenses                                          --                     --       107,650             107,650
Property and equipment, net                               --                341,941        45,984             387,925
Goodwill, net                                             --                 68,819            --              68,819
Patents, net                                              --                262,319            --             262,319
Loan receivable                                           --                     --         1,376               1,376
Other assets                                              --                     --        76,385              76,385
                                                 -----------           ------------     ---------         -----------
Total assets                                     $   792,540           $    960,702    $1,636,158         $ 3,389,400
                                                 ===========           ============    ==========         ===========
Capital Expenditures                             $        --           $    119,616    $    1,890         $   121,506
                                                 ===========           ============    ==========         ===========


GEOGRAPHICAL INFORMATION                                    REVENUE
                                                    2004            2003
                                                    ----            ----
U.S.                                             $   127,649   $ 628,741
Non U.S.                                             140,988          --
                                                 -----------   ---------
Total revenue                                    $   268,637   $ 628,741
                                                 ===========   =========


3.       SALE OF OIL WELL LEASES

         In April 2004, the company sold their oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The Company recognized no gain or loss on the sale of the oil well leases. In May 2004, the State of Wyoming returned the $75,000 deposit made by the Company at the time the oil leases were purchased.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       RELATED-PARTY TRANSACTIONS

         The Company had an amount due to Robert Seaman, a major shareholder and former director of the Company. Amounts due to the related party as of June 30, 2004 and 2003 are $244,141. These amounts are unsecured, non-interest bearing and due upon demand.

         Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $108,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

5.       STOCK-BASED COMPENSATION

         At June 30, 2004, the Company has stock based compensation plans. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensations expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. There was no stock-based employee compensation charged to expense for the three months ended June 30, 2004 and 2003. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $67,100 and $9,700 for the quarters ended June 30, 2004 and 2003.

The following table illustrated the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:


                                                             For the Quarter
                                                               Ended June 30,
                                                           2004            2003

Net Loss  as reported                                $(596,019)         $(462,325)

Deduct:
Total stock based employee compensation
Expense determined under fair value based
method for all awards                                  (45,954)           (23,250)
                                                       -------            -------

Pro forma loss                                       $(641,973)         $(485,575)
                                                     =========          =========


Basic and diluted loss per common share

As reported                                              $(0.03)           $(0.02)

Pro forma                                                $(0.03)           $(0.02)

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.       COMMITMENTS AND CONTINGENCIES

Sales Commission Claim
----------------------

         In July 2002, an action was commenced against us in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as a sales representative of ours and in that capacity made sales of our products to the United States government and to commercial entities. Plaintiffs further allege that we failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of our products made by plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has yet been scheduled. We believe, based on the advice of counsel, we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the case. The outcome of this matter cannot be determined at this time.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

            The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a results of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

         Revenues. Revenues for the three months ended June 30, 2004 were $268,637, a $360,104 or 57% decrease from revenues of $628,741 in the comparable three months of 2003. The decrease in revenues was primarily due to a $412,848 decrease of our Uniproof proofing paper due to lower level of orders from our primary customer. Specialty Chemicals, which includes sales of our KH-30 products and Green Globe/Qualchem military sales, increased by $52,744 to $197,938, or 36% compared to $145,194 in the comparable three months in the previous year. This increase was due primarily to an increase in sales of our KH-30 products partially offset by a decrease in Green Globe/Qualchem military sales.

         Cost of Goods Sold. Cost of goods sold decreased $221,313 or 68% to $104,609 or 39% of sales, for the three months ended June 30, 2004 from $325,922 or 52% of sales, for the three months ended June 30, 2003. The decrease in cost of goods sold and lower percentage of sales was primarily due to an increase in specialty chemical sales, which have higher margins, which were partially offset by lower sales levels of Uniproof proofing paper.

         Gross Profit. Gross profit for the three months ended June 30, 2004, decreased by $138,791 or 46% to $164,028 or 61% of sales compared with $302,819 or 48% of sales in the prior year. The decrease in gross profit reflects the lower level of sales of Uniproof paper. The increase in gross profit percentage reflects the higher volume of specialty chemical sales, which have better margins.

         OPERATING COSTS AND EXPENSES

         General and Administrative Expenses. General and administrative expenses decreased $5,288 or 0.8% to $668,316 or 249% of revenues for the three months ended June 30, 2004 compared with $673,604 or 107% of the revenues for the three months ended June 30, 2003. The decrease in general and administrative expenses is primarily related to lower salaries and benefits due to the departure of certain executives, lower travel and entertainment expenses partially offset by an increase in professional fees and marketing.

         Depreciation, Amortization and Depletion. Depreciation, amortization and depletion decreased to $28,037 from $37,283 reflecting additions to fixed assets and capitalized legal costs related to patent filings, offset by the sale of oil leases.

         Oil Well Operating and Maintenance Cost - net. During the three months ended June 30, 2003, the Company's wells produced oil which generated $21,204 in revenues and incurred operating costs and maintenance and repair costs of $79,199. In April 2004, we sold the oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells.

         Interest Expense, Net of Interest Income. The Company had net interest expense of $63,694 for the three months ended June 30, 2004 compared with net interest income of $3,738 in the corresponding period in 2003. The decrease was primarily due to the payment and amortization of interest on the $1,750,000 convertible term note payable.

         Net Loss. The three months ended June 30, 2004, resulted in a net loss of $(596,019) or $(0.03) per share as compared to a net loss of $(462,325) or $(0.02) per share for the three months ended June 30, 2003. The increase in the loss in the quarter ended June 30, 2004 was the result of a lower level of sales as a result of a decreased level of Uniproof paper sales, which was partially offset by higher specialty chemical sales and by higher gross profit margins. The average number of shares of common stock used in calculating earnings per share increased 36,264 shares to 22,216,534 as a result of the 75,000 issued for consulting services on May 17, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, the Company had $990,103 in cash and cash equivalents, as compared to $1,518,025 at March 31, 2004.

         The $527,922 decrease in cash and cash equivalents was due to net cash used in operating activities of $534,656 and net cash provided by investing activities of $6,734. Cash provided by investing activities consisted of proceeds from the sale of the oil well leases of $15,000 and repayment of loans of $276, which was partially offset by $755 related to patent applications for KH-30 and the purchase of production equipment of $7,787.

         As of June 30 2004, the Company's backlog included $265,499 of paper sales and $139,000 of chemical sales. Backlog represents products that the Company's customers have committed to purchase. The Company's backlog is subject to fluctuations and is not necessarily indicative of future sales.

         During the past two fiscal years ended March 31, 2004 and 2003, the Company has recorded aggregate losses from operations of $5,398,098 and has incurred total negative cash flow from operations of $4,911,943 for the same two-year period. During the three months ended June 30, 2004, the Company experienced a net loss from operations of $596,019 and negative cash flow from operating activities of $534,656. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company's product lines. In order to increase our cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

CONCENTRATION OF RISK

         The Company sells its Uniproof proofing paper to three customers. One of these customers constitutes 98% of Graphic Arts sales and 26% of total customer sales for the three months period ended June 30, 2004. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectible.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in our market risk sensitive instruments and positions are the potential losses arising from adverse changes in interest rates.

         At March 31, 2004, the Company had a loan that had a variable interest rate. The loan, which had a face amount of $1,750,000 at June 30, 2004, was obtained in March 2004 and has a three-year term. The loan accrues interest at the greater of the prime rate of interest (as published in the Wall Street Journal) or 4% per annum. A one-percentage point increase in the prime rate of interest affecting our loan would increase our net loss by $17,500 over a year.

ITEM 3.           CONTROLS AND PROCEDURES.

         EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS

         As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("disclosure controls"). This evaluation (the "controls evaluation") was done under the supervision and participation of the Company's management, including its chief executive officer (the "CEO") and interim chief financial officer (the "CFO"). Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company's disclosure controls based on and as of the date of the controls evaluation.

         CEO AND CFO CERTIFICATIONS

         Appearing as exhibits 31.1 and 31.2 to this report are "Certifications" of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of this report contains information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         DISCLOSURE CONTROLS

         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including, without limitation, the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

         SCOPE OF CONTROLS EVALUATION

         The CEO/CFO evaluation of the Company's disclosure controls included a review of the controls' objective and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's disclosure controls and to make modifications, as necessary. In this regard, the Company's intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

         CONCLUSIONS

         Based upon the controls evaluation, the Company's CEO and CFO have concluded that, as of the end of the period covered by this report, the Company's disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Securities Exchange Act such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

          There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         See Note 7, Commitments and Contingencies to the Consolidated Financial Statements.

ITEM     2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
            SECURITIES.

         Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5.           OTHER INFORMATION.

         Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             31.1 Written Statement of the Chief Executive Officer Pursuant to
                 18 U.S.C.ss.1350 Sec. 302.

             31.2 Written Statement of the Interim Chief Financial Officer
                 Pursuant to 18 U.S.C.ss.1350 Sec. 302.

             32.1 Written Statement of the Chief Executive Officer Pursuant to
                 18 U.S.C.ss.1350 Sec. 906.

             32.2 Written Statement of the Interim Chief Financial Officer
                 Pursuant to 18 U.S.C.ss.1350 Sec. 906.

          (b) Reports on Form 8-K.

              None

                               UNITED ENERGY CORP.
                                    FORM 10-Q
                                  JUNE 30, 2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated: August 12, 2004
                                            UNITED ENERGY CORP.

                                            By: /s/ Ronald Wilen
                                                --------------------------------
                                                Ronald Wilen,
                                                Chief Executive Officer
                                                (principal executive officer)


                                           By:  /s/ James McKeever
                                                --------------------------------
                                                James McKeever
                                                Interim Chief Financial Officer
                                                (principal financial and
                                                accounting officer)