Form 10QSB
period 2004-09-30
UNITED ENERGY CORP /NV/
filed 2004-11-15
CIK 1116734

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                   Form 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding as of November 15, 2004
            -----                  -----------------------------------

Common Stock, $.01 par value                22,417,767 shares

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated balance sheets September 30, 2004 (Unaudited)
           and March 31, 2004                                                                       3-4

           Consolidated statements of operations for the three months and six months ended          5
           September 30, 2004 (Unaudited) and 2003 (Unaudited)

           Consolidated statement of stockholders' equity for the six months ended September 30,    6
           2004 (Unaudited)

           Consolidated statements of cash flows for the six months ended September 30, 2004        7
           (Unaudited) and 2003 (Unaudited)

           Notes to consolidated financial statements                                               8

Item 2.    Management's Discussion and Analysis or Plan of Operations                               13

Item 3     Controls and Procedures                                                                  20

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                                        22

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities           22

Item 3.    Defaults upon Senior Securities                                                          22

Item 4.    Submission of Matters to a Vote of Security Holders                                      22

Item 5.    Other Information                                                                        22

Item 6.    Exhibits and Reports on Form 8-K.                                                        22

Signatures                                                                                          23

Certifications                                                                                      24

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND MARCH 31, 2004

                                                            September 30,     March 31,
                                                                 2004           2004
                                                            -------------     ---------
                                                             (Unaudited)
                             ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $  443,977     $1,518,025
     Accounts receivable, net of allowance for doubtful
       accounts of $30,827 and $45,736, respectively            335,230        393,941
     Inventory, net of allowance of $16,290 and
       $16,290, respectively                                    172,482        176,487
     Note receivable, net of reserve of $31,350 and
       $31,350, respectively                                     38,650         63,650
     Prepaid expenses and other current assets                   51,112         80,296
                                                             ----------     ----------
          Total current assets                                1,041,451      2,232,399

PROPERTY AND EQUIPMENT, net of accumulated                      207,715        243,313
     depreciation and amortization of $258,259 and
     $225,543 respectively

OTHER ASSETS:
     Goodwill, net                                               17,509         17,509
     Patents, net of accumulated amortization of $79,678
       and $67,032, respectively                                303,613        309,424
     Loans receivable                                             2,180          1,538
     Deposits                                                     1,385         76,385
     Deferred financing costs, net of accumulated
       amortization of $54,151 and  $2,000, respectively        258,742        310,893
                                                             ----------     ----------
       Total assets                                          $1,832,595     $3,191,461
                                                             ==========     ==========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND MARCH 31, 2004

                                                           September 30,       March 31,
                                                                2004             2004
                                                           -------------       ---------
                                                           (Unaudited)
         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $    242,862      $    276,115
     Accrued expenses                                           55,857           379,098
     Convertible term note payable                             699,996           349,998
     Due to related party                                      244,141           244,141
                                                          ------------      ------------
          Total current liabilities                          1,242,856         1,249,352

LONG TERM LIABILITIES:
     Convertible term note payable                             717,080         1,120,133
                                                          ------------      ------------
          Total liabilities                                  1,959,936         2,369,485
                                                          ------------      ------------

STOCKHOLDERS' (DEFICIT) EQUITY:
     Common stock: $0.01 par value 100,000,000 shares
       authorized; 22,367,767 and 22,180,270 shares
       issued and outstanding as of September 30,
       2004 and March 31, 2004                                 223,677           221,802
     Additional paid-in capital                             11,432,628        11,143,266
     Accumulated deficit                                   (11,783,646)      (10,543,092)
                                                          ------------      ------------
          Total stockholders' (deficit) equity                (127,341)          821,976
                                                          ------------      ------------
          Total liabilities and stockholders' equity      $  1,832,595      $  3,191,461
                                                          ============      ============


                 The accompanying notes are an integral part of
                       these consolidated balance sheets

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Three Months             For the Six Months
                                                          Ended September 30,             Ended September 30,
                                                         2004           2003            2004              2003
                                                         ----           ----            ----              ----
                                                      (Unaudited)    (Unaudited)     (Unaudited)       (Unaudited)
REVENUES, net                                          $ 386,412      $  66,401      $   655,049      $   695,142

COST OF GOODS SOLD                                       220,788         32,404          325,397          358,326
                                                       ---------      ---------      -----------      -----------

    Gross profit                                         165,624         33,997          329,652          336,816
                                                       ---------      ---------      -----------      -----------

OPERATING EXPENSES:
    Selling, general and administrative                  713,866        793,221        1,382,182        1,466,825
    Oil well operating and maintenance cost-net               --         32,872               --           90,867
    Depreciation, amortization and depletion              29,329         37,673           57,366           74,956
                                                       ---------      ---------      -----------      -----------
        Total operating expenses                         743,195        863,766        1,439,548        1,632,648
                                                       ---------      ---------      -----------      -----------

        Loss from operations                            (577,571)      (829,769)      (1,109,896)      (1,295,832)
                                                       ---------      ---------      -----------      -----------

OTHER INCOME (EXPENSE), net:
        Interest income                                    1,675          2,638            7,373            7,269
        Interest expense                                 (68,639)          (809)        (138,031)          (1,702)
                                                       ---------      ---------      -----------      -----------
            Total other income (expense), net            (66,964)         1,829         (130,658)           5,567
                                                       ---------      ---------      -----------      -----------

            Net loss                                   $(644,535)     $(827,940)     $(1,240,554)     $(1,290,265)
                                                       =========      =========      ===========      ===========

BASIC AND DILUTED LOSS PER SHARE:
            Total basic and diluted loss per share     $   (0.03)     $   (0.04)     $     (0.06)     $     (0.06)
                                                       =========      =========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES,
       OUTSTANDING, basic and diluted                 22,299,086     22,180,270       22,257,810       22,180,270
                                                      ==========     ==========       ==========       ==========


  The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                                   Common Stock           Additional
                                              -----------------------      Paid-In     Accumulated
                                                Shares      Amount         Capital       Deficit         Total
                                                ------      ------         -------       -------         -----
BALANCE, April 1, 2004                        22,180,270    $221,802     $11,143,266   $(10,543,092)   $   821,976
Options granted in
     consideration for services                       --          --          75,000             --         75,000
Common stock issued in
     consideration for services                   75,000         750          54,750             --         55,500
Warrants granted in
     consideration for services                       --          --          48,240             --         48,240
Common stock issued in
     conversion of note payable                  100,000       1,000          99,000             --        100,000
Common stock issued in
     consideration for interest expense           12,497         125          12,372             --         12,497
Net loss                                              --          --              --     (1,240,554)    (1,240,554)
                                              ---------------------------------------------------------------------
BALANCE, September 30, 2004                   22,367,767    $223,677     $11,432,628   $(11,783,646)   $  (127,341)
                                              =====================================================================


   The accompanying notes are an integral part of this consolidated statement.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                               2004          2003
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(1,240,554)   $(1,290,265)

     Adjustments to reconcile net loss to net cash used in
       operating activities
     Depreciation, amortization and depletion                                  156,462         74,956
     Stock granted in consideration for services                                55,500             --
     Warrants granted in consideration for services                             48,240             --
     Stock granted in consideration for interest expense                        12,497
     Options granted in consideration for services                                  --          9,700

Changes in operating assets and liabilities
     Decrease (increase) in accounts receivable, net                            58,711        (70,343)
     Decrease in inventory, net                                                  4,005         22,642
     Decrease in note receivable, net                                           25,000         66,082
     Decrease in prepaid expenses                                               29,184         42,968
     Decrease (increase)  in deposits                                           75,000        (45,000)
     (Decrease) increase in accounts payable and accrued expenses             (281,495)        91,437
                                                                           -----------    -----------
          Net cash used in operating activities                             (1,057,450)    (1,097,823)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Proceeds) payments for loans receivable-net                                 (641)         1,400
     Proceeds from sale of fixed asset                                          15,000             --
     Payments for acquisition of property and equipment                        (24,122)      (177,837)
     Payments for patents                                                       (6,835)       (50,840)
                                                                           -----------    -----------
          Net cash used in investing activities                                (16,598)      (227,277)
                                                                           -----------    -----------

          Net decrease  in cash and cash equivalents                        (1,074,048)    (1,325,100)
CASH AND CASH EQUIVALENTS, beginning of period                               1,518,025      2,120,942
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   443,977    $   795,842
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period
          Interest                                                         $    20,147    $     1,702
                                                                           ===========    ===========
          Income taxes                                                     $     1,510          1,780
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of accrued expenses due to former employee
       into options                                                        $    75,000    $         -
                                                                           ===========    ===========
     Conversion of note payable into common stock                          $   100,000    $         -
                                                                           ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (Unaudited)

1.   BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2004 (unaudited) and the results of its operations for the three months and six months ended September 30, 2004 and 2003 (unaudited) and cash flows for the six months ended September 30, 2004 and 2003(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and six months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005.

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

     Going Concern - During the past two fiscal years ended March 31, 2004 and 2003, the Company has recorded aggregate losses from operations of $5,398,098 and has incurred total negative cash flow from operations of $4,911,943 for the same two-year period. During the six months ended September 30, 2004 the Company experienced a net loss from operations of $1,240,554 and negative cash flow from operating activities of $1,057,450. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Liquidity - The Company's continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company's product lines. The Company is pursuing an equity investment from a member of its Board of Directors; however, the Company does not have a commitment for such financing, and there can be no assurance that the Company will be able to attain such financing or if so, on economically attractive terms. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

2.   CONVERTIBLE DEBT

     On March 24, 2004, the Company issued a secured convertible term note in the amount of $1,750,000, which has a term of three years and accrues interest at the greater of the prime rate of interest, currently 4.75% per year (as published in the Wall Street Journal), or 4% per year. Interest is payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commence on October 1, 2004, at the rate of $58,333.

     The holder of the note has the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. The Company's obligations under the note are secured by a first priority security interest in the Company's assets. As of September 30, 2004, the holder of the note has converted $100,000 in principal into 100,000 shares of common stock. In addition, the holder of the note received $12,497 of interest in shares of common stock.

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   SEGMENT INFORMATION

     Under the provision of SFAS No. 131, the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months and six months ended September 30, 2004 and 2003.

     The Company's total revenues and net income (loss) by segment for the three month period ended September 30, 2004 and identifiable assets as of September 30, 2004 are as follows:

                                                          Specialty
                                          Graphic Arts    Chemicals      Corporate         Total
                                          ------------    ---------      ---------         -----
Revenues                                     $266,448     $ 119,964      $      --      $  386,412
                                             ========     =========      =========      ==========
Gross profit                                 $110,980     $  54,644      $      --      $  165,624
General and administrative                     40,085       390,702        283,079         713,866
Depreciation, amortization and depletion           --        26,951          2,378          29,329
Interest income                                    --            --          1,675           1,675
Interest expense                                   --            --         68,639          68,639
                                             --------     ---------      ---------      ----------
     Net income (loss)                       $ 70,895     $(363,009)     $(352,421)     $ (644,535)
                                             ========     =========      =========      ==========
Cash and cash equivalents                    $     --     $      --      $ 443,977      $  443,977
Accounts receivable, net                      188,863       146,367             --         335,230
Inventory, net                                 28,733       143,749             --         172,482
Note receivable, net                           38,650            --             --          38,650
Prepaid expenses                                   --         6,750         44,362          51,112
Property and equipment, net                        --       177,416         30,299         207,715
Goodwill, net                                      --        17,509             --          17,509
Patents, net                                       --       303,613             --         303,613
Loan receivable, net                               --            --          2,180           2,180
Deferred note costs                                --            --        258,742         258,742
Deposits                                           --            --          1,385           1,385
                                             --------     ---------      ---------      ----------
     Total assets                            $256,246     $ 795,404      $ 780,945      $1,832,595
                                             ========     =========      =========      ==========
     Capital Expenditures                    $     --     $  21,210      $   2,912      $   24,122
                                             ========     =========      =========      ==========

     The Company's total revenues and net income (loss) by segment for the six month period ended September 30, 2004, are as follows:

                                                          Specialty
                                          Graphic Arts    Chemicals      Corporate         Total
                                          ------------    ---------      ---------         -----
Revenues                                    $337,147     $ 317,902      $      --      $   655,049
                                            ========     =========      =========      ===========
Gross profit                                $142,781     $ 186,871      $      --      $   329,652
General and administrative                    63,195       752,362        566,625        1,382,182
Depreciation, amortization and depletion          --        52,933          4,433           57,366
Interest income                                   --            --          7,373            7,373
Interest expense                                  --            --        138,031          138,031
                                            --------     ---------      ---------      -----------
     Net income (loss)                      $ 79,586     $(618,424)     $(701,716)     $(1,240,554)
                                            ========     =========      =========      ===========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The Company's total revenues and net loss by segment for the three month period ended September 30, 2003 and identifiable assets as of September 30, 2003 are as follows:

                                                              Specialty
                                              Graphic Arts    Chemicals      Corporate         Total
                                              ------------    ---------      ---------         -----
Revenues                                        $  1,810      $  64,591      $      --      $   66,401
                                                ========      =========      =========      ==========
Gross profit                                    $    676      $  33,321      $      --      $   33,997
General and administrative                        64,842        353,673        374,706         793,221
Oil well operating and maintenance cost-net           --         32,872             --          32,872
Depreciation, amortization and depletion              --         33,286          4,387          37,673
Interest income                                       --             --          2,638           2,638
Interest expense                                      --            113            696             809
                                                --------      ---------      ---------      ----------
     Net loss                                   $(64,166)     $(386,623)     $(377,151)     $ (827,940)
                                                ========      =========      =========      ==========
Cash and cash equivalents                       $     --      $      --      $ 795,842      $  795,842
Accounts receivable, net                         496,982         70,076             --         567,058
Inventory, net                                    26,162        162,540             --         188,702
Note receivable, net                              82,952             --             --          82,952
Prepaid expenses                                      --             --         61,559          61,559
Property and equipment, net                           --        371,277         40,597         411,874
Goodwill, net                                         --         68,819             --          68,819
Patents, net                                          --        269,952             --         269,952
Loan receivable, net                                  --             --            676             676
Deposits                                              --             --         76,385          76,385
                                                --------      ---------      ---------      ----------
     Total assets                               $606,096      $ 942,664      $ 975,059      $2,523,819
                                                ========      =========      =========      ==========
     Capital Expenditures                       $     --      $ 177,837      $      --      $  177,837
                                                ========      =========      =========      ==========

     The Company's total revenues and net income (loss) by segment for the six month period ended September 30, 2003, are as follows:

                                                              Specialty
                                              Graphic Arts    Chemicals      Corporate         Total
                                              ------------    ---------      ---------         -----
Revenues                                        $485,357     $ 209,785      $      --      $   695,142
                                                ========     =========      =========      ===========
Gross profit                                    $244,230     $  92,586      $      --      $   336,816
General and administrative                       110,075       640,366        716,384        1,466,825
Oil well operating and maintenance cost-net           --        90,867             --           90,867
Depreciation, amortization and depletion              --        66,181          8,775           74,956
Interest income                                       --            --          7,269            7,269
Interest expense                                      --           113          1,589            1,702
                                                --------     ---------      ---------      -----------
     Net income (loss)                          $134,155     $(704,941)     $(719,479)     $(1,290,265)
                                                ========     =========      =========      ===========


GEOGRAPHICAL INFORMATION                                          REVENUE
                                                             2004         2003
                                                           --------     --------
U.S.                                                       $515,624     $695,142
Non U.S.                                                    139,425           --
                                                           --------     --------
Total revenue                                              $655,049     $695,142
                                                           ========     ========

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.   SALE OF OIL WELL LEASES

     In April 2004, the Company sold their oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The Company recognized no gain or loss on the sale of the oil well leases. In May 2004, the state of Wyoming returned the $75,000 deposit made by the company at the time the oil leases were purchased.

5.   RELATED-PARTY TRANSACTIONS

     The Company has an amount due to Robert Seaman, a major shareholder and former director of the Company. Amount due to the related party as of September 30, 2004 and 2003 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

     Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $108,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

6.   STOCK-BASED COMPENSATION

     At September 30, 2004, the Company has stock-based compensation plans. As permitted by SFAS No.123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock-based compensation for non-employees was $91,220 and $9,700 for the six months ended September 30, 2004 and 2003, respectively.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

                                                 For the Three Months              For the Six Months
                                                  Ended September 30,              Ended September 30,
                                                 --------------------             ---------------------
                                                 2004            2003             2004             2003
                                                 ----            ----             ----             ----
Net loss as reported                          $(644,535)     $  (827,940)     $(1,240,554)     $(1,290,265)

Deduct:
Total stock based employee compensation
Expense determined under fair value based
method for all awards                          (104,846)      (1,144,763)        (154,800)      (1,168,013)
                                              ---------      -----------      -----------      -----------

Pro forma loss                                $(749,381)     $(1,972,703)     $(1,395,354)     $(2,458,278)
                                              =========      ===========      ===========      ===========

Basic and diluted loss per common share

As reported                                   $   (0.03)     $     (0.04)     $     (0.06)     $     (0.06)

Pro forma                                     $   (0.03)     $     (0.09)     $     (0.06)     $     (0.11)

                               UNITED ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.   COMMITMENTS AND CONTINGENCIES

Sales Commission Claim

     In July 2002, an action was commenced against us in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as a sales representative of ours and in that capacity made sales of our products to the United States government and to commercial entities. Plaintiffs further allege that we failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of our products made by plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, and punitive damages in an amount triple the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has been scheduled. We believe, based on the advice of counsel, we have meritorious defenses to the claims asserted in the action and intend to vigorously to defend the case. The outcome of this matter cannot be determined at this time.

Item 2       Management's Discussion and Analysis or Plan of Operations

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Overview

     We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

          o KH-30 paraffin dispersant for the oil industry and related K-Product Line of Chemicals;

          o Uniproof specialty-coated proofing paper for the printing industry; and

          o following additional testing, "Slick Barrier" underwater protective coatings for use in marine applications.

     Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of environmentally friendly, non-hazardous, biodegradable solvents and cleaners under our trade name "Qualchem." Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place.

     We have developed and patented a system referred to as our "S2 system," to work with our environmentally friendly paraffin dispersants products. This patented technology produces high volumes of steam and heat at variable pressures and temperatures to completely dissolve most deposits of paraffin and asphaltene within oil wells, pipelines or storage tanks. The S2 system apparatus is portable, compact and easy to use. We are further developing the process to enhance and support sales of KH-30 and its related products for the oil industry and for other potential applications.

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

     K-Product Line of Chemicals

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

     Although we believe that the application of our K-Line of products on a continuous basis will result in higher production and lower lease operating costs in oil wells, the introduction of our K-Line of products into the oil and gas producing industry has been difficult. Many entrenched players such as the "hot oilers" and the major oil service companies who benefit from high mark-ups on their proprietary products have no incentive to promote the use of our K-Line of products. Moreover, oil production engineers are reluctant to risk damage to a well from a product that does not have the endorsement and backing of a major enterprise. Consequently, the pace of introduction of our K-line of products has been much slower than we initially anticipated. We believe that this situation has begun to change as a result of our marketing efforts with several oil service companies and well owners beginning to use our products after successful trials.

     To increase sales of our KH-30 product we are currently expanding our marketing efforts by producing a marketing brochure and supplemental sales material. We have developed a line of products, as extensions of our original KH-30. We expect to continue developing additional applications for our KH-30 product.

     KX-91 is used for cleanup and stimulation of well bores. It works on all gravities of crudes. Penetrates and disperses faster than KH-30 and has a freeze point of -40F. KX-91 is good for tanks with buildup on the bottom and can be used on pipelines with paraffin and asphaltene blockages.

     KH-30S is an outstanding flow enhancer. Used mainly on heavy crudes to reduce the viscosity and reduce drag and friction. It has been very successful in tanks with high bottoms and should be injected into the oil stream to help enhance flow.

     KDR-75 is effective in reducing friction pressure of petroleum crude and related oil products due to turbulent flow through pipelines and helps restore laminar flow. As a result, an increase in flow rate and productivity with reduced energy consumption can be achieved.

     KX-100 is a product where contact time is limited for removal of a plug. It is fast acting and an outstanding dispersant that can be used in temperatures as low as -25F. It can be used in nearly any application with great results.

     KX-105DS-A Degreaser is a strong multi-functional, non-hazardous chemical cleaning compound designed to dissolve and remove tough heavy organic and sludge deposits. It possesses strong wetting, penetrating, dispersing and solvating properties. Hence, safe for use in oil field cleaning applications.

     KX-104PDC is designed to reduce pour point, gel point, or cloud point of crude oil and improve its cold flow property and pumpability in oil field processing applications.

     KX-200-A Pentrant is a proprietary chemical composition, specifically developed to handle problems with paraffin and asphaltene blockages and high viscosity crude with flow impairment.

     KX-404 EB is specifically formulated to destabilize both, oil-in-water and water-in-oil type emulsions when used in low treatment dosages of 50-100 PPM with minimal contact time. It triggers kinetically and thermodynamically unstable, weaker, transient emulsion phase into a sharp clean break down of oil & water phase. The application of steam heat up to 150-200F will activate and speed up demulsification.

     KX-500PDC is a multi-functional heavy-duty non-hazardous custom blend designed to penetrate and disperse off heavy wax-asphalt deposits and non-polar soiled dirt, grease and grime with fast-acting outstanding solvating ability, coupled with pour point and viscosity reduction of heavy crude.

     Additional Product Line of Chemicals

     AS-12 is an acidic cleaner in liquid form, which has been formulated to aid in the removal of Iron Sulfide and mild depositions of Calcium Carbonate from down-hole equipment surfaces and any other locations where a low pH may be advisable. Due to its very low pH, it is recommended that general safety precautions be observed while handling the concentrated material, wearing suitable facial and skin precautions.

     CI-95 is formulated around an oil-soluble, water-dispersible filming amine designed for use in sour gas and producing oil wells. It is a liquid compound, which has been formulated to give a very tenacious film with an extended persistency without undesirable "gunking" on the down-hole tubulars.

     SCI-97 Quatemary Surfacant is designed for use in down-hole cleanups in producing oil wells. It is a quatemary ammonium chloride compound which has been successfully used to clean the down-hole surfaces in producing wells, as well as in salt water disposal and injections systems, while at the same time water-wetting the solids to assist in removing these from the produced crude oil.

     SI-15 Scale Inhibitor is a broad based spectrum, high-calcium tolerant, water soluble scale inhibitor which has been formulated to inhibit the formation and deposition of Calcium Carbonate scale in oil field brines. SI-15 will complex well with the calcium cations, impeding crystal growth and subsequent scale formation and deposition.

     HI-17 is an aqueous solution of an alkyl amine along with other proprietary ingredients, which is used to prevent precipitation of sodium chloride crystals from high chloride brines. It may be applied over the wide range of temperatures and pressures, which are typically found in producing oil and gas wells with little to no impact on performance.

     Uniproof Proofing Paper

     We have developed a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper. We developed this formulation over several years of testing. The formulation is technically in the public domain as being within the scope of an expired patent of duPont. However, other companies have not duplicated the exact formulation utilized by us, to the best of our knowledge, and we protect it as a trade secret.

     Slick Barrier

     Slick Barrier is an underwater protective coating, which prevents the adherence of barnacles to boat hulls. The product is environmentally friendly and biodegradable, which we believe to be particularly appealing in fresh water marine applications. The product is currently being tested on pleasure boats throughout the United States and Europe. A patent application for "Slick Barrier" was filed in 2003, and we are applying for trademark protection both nationally and internationally. We expect to release this product in 2005, although no specific date has been set.

     GreenGlobe Industries

     In November 1998, we acquired all of the outstanding shares of Green Globe in exchange for 30,000 shares of our common stock. Green Globe is operated as a separate subsidiary and sells its products under the trade name Qualchem.'TM' The acquisition of Green Globe has given us access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. military. Of particular note in the Green Globe line was the development of dual package cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The wipes were developed, and have received U.S. military approval, for the cleaning of the instrument panels of combat aircraft.

Proprietary Technologies

     With respect to our formulations, which are proprietary, we have patented our KH-30 oil well cleaner in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and OAPI. We also have 12 additional country patent applications pending in most of the major oil-producing countries around the world (including the European Union and Canada). We believe our patent is strong and will help our competitive position. However, we are aware that others may try to imitate our product or invalidate our patents. We have in the past vigorously enforced our trade secrets such as the one relating to our Uniproof proofing paper, and intend to continue to do so in the future. However, we recognize that intellectual property rights provide less than complete protection. We believe that no other company is currently producing a product similar to KH-30.

     In addition to applying for patent protection on our KH-30 product, we have also registered "KH-30" as a trademark. Trademark protection has also been obtained for the "Uniproof" name for our proofing paper. We anticipate applying for both patent and trademark protection for our other products in those jurisdictions where we deem such protection to be beneficial.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     Revenues. Revenues for the three months ended September 30, 2004 were $386,412, a $320,011, or 482% increase from revenues of $66,401 in the comparable three months of 2003. The increase in revenues was primarily a result of Uniproof proofing paper sales during the quarter. Specialty Chemicals, which includes sales of our KH-30 products and Green Globe/Qualchem military sales, increased by $55,373 to $119,964, or 86% compared to $64,591 in the comparable three months in the previous year. This increase was due primarily to additional sales of our KH-30 family of oil field dispersant products partially offset by a slight decrease in Green Globe/Qualchem military sales.

     Cost of Goods Sold. Cost of goods sold increased $188,384, or 581% to $220,788 or 57% of sales, for the three months ended September 30, 2004 from $32,404, or 49% of sales for the three months ended September 30, 2003. The increase in cost of goods sold was primarily due to the higher sales levels.

     Gross Profit. Gross profit for the three months ended September 30, 2004, increased by $131,627, or 387% to $165,625 or 43% of sales compared with $33,997 or 51% of sales in the prior period. The increase in gross profit reflects the higher level of gross profit primarily associated with specialty chemicals offset by higher costs associated with Uniproof proofing paper sales.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses decreased $79,355 to $713,866 or 185% of sales for the three months ended September 30, 2004 compared with $793,221 for the three months ended September 30, 2003. The decrease in general and administrative expenses is primarily related to lower salaries and benefits due to the departure of certain executives, lower travel and entertainment expenses and laboratory expenses partially offset by an increase in professional fees.

     Depreciation, Amortization and Depletion. Depreciation, amortization and depletion decreased to $29,329 from $37,673 reflecting additions to fixed assets and capitalized legal costs related to patent filings, offset by the sale of oil leases. Depletion expense was not material.

     Oil Well Operating and Maintenance Cost - net. During the three months ended September 30, 2003, the Company's wells produced oil, which generated $4,849 in revenues and incurred operating costs and maintenance and repair costs of $37,721.

     Interest Income, Net of Interest Expense. The Company had net interest expense of $66,964 for the three months ended September 30, 2004 compared with net interest income of $1,829 in the corresponding period in 2003. The decrease was due primarily to the payment and amortization of interest on the $1,750,000 convertible term note payable.

     Net Loss. The three months ended September 30, 2004 resulted in a net loss of $(644,535) or $(0.03) per share as compared to a net loss of $(827,940) or $(0.04) per share for the three months ended September 30, 2003. The decrease in the loss in the quarter ended September 30, 2004 was the result of Uniproof proofing paper sales during the quarter and an increased level of our specialty chemical sales along with the relatively lower level of general and administrative expenses. The average number of shares of common stock used in calculating earnings per share increased 118,816 shares to 22,299,086 as a result of 112,497 shares issued for the conversion of the note payable and 75,000 shares issued for consulting services.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003

     Revenues. Revenues for the six-month period ended September 30, 2004 were $655,049, a $40,093 or 6% decrease from revenues of $695,142 in the comparable six-month period ended September 30, 2003. The decrease in revenues was primarily due to a $148,210 decrease of our Uniproof proofing paper due to lower level of orders from our primary customer. Specialty Chemicals, which includes sales of our KH-30 products and Green Globe/Qualchem products, increased by $108,117 to $317,902, or 52% compared to $209,785 in the comparable six month period ended September 30, 2003. The increase was primarily related to a 108% increase in sales of our KH-30 family of oil field dispersant products reflecting a higher level of orders partially offset by a 42% decline in Green Globe/Qualchem military sales and decreased sales of Uniproof proofing paper.

     Cost of Goods Sold. Cost of goods sold decreased 9% to $325,397 or 50% of sales, for the six-month period ended September 30, 2004 from $358,326 or 52% of sales, for the six-month period ended September 30, 2003. The decrease in cost of goods sold was due to the reduced volume of Uniproof proofing paper sales and decreased costs related to increased sales of KH-30 products compared to the prior year.

     Gross Profit. Gross profit for the six-month period ended September 30, 2004 was 50% or $329,652, a $7,164 or 2% decrease from a 48% gross profit or $336,816 in the corresponding period of fiscal 2003. Gross profit decreased due to lower levels of sales of Uniproof proofing paper. Gross profit percentage increased due to lower costs associated with specialty chemicals, which was partially offset by higher costs associated with Uniproofing paper sales.

     Operating Costs and Expenses

     General and Administrative Expenses. General and administrative expenses decreased $84,643, or 6% to $1,382,182, or 211% of revenues for the six-month period ended September 30, 2004 from $1,466,825, or 211% of revenues for the six-month period ended September 30, 2003. The slight decrease in general and administrative expenses was primarily related to lower salaries and benefits due to the departure of certain executives, lower travel and entertainment expenses and laboratory expenses partially offset by an increase in professional fees and marketing.

     Depreciation, Amortization and Depletion. Depreciation, amortization and depletion decreased to $57,366 from $74,956 reflecting additions to fixed assets and capitalized legal costs related to patent filings, offset by the sale of oil leases. Depletion expense was not material.

     Oil Well Operating and Maintenance Cost-net. During the six months ended September 30, 2003, the wells produced oil, which generated $26,053 in revenues and incurred operating costs and maintenance and repair costs of $116,920.

     Interest Income, Net of Interest Expense. The Company had net interest expense of $130,658 for the six-month period ended September 30, 2004 compared with net interest income of $5,567 in the corresponding period in 2003. The decrease was due primarily to the payment and amortization of interest on the $1,750,000 convertible term note payable.

     Net Loss. The six month period ended September 30, 2004 resulted in a net loss of $(1,240,554) or $(0.06) per share compared to a net loss of $(1,290,265) or $(0.06) per share for the comparable period ended September 30, 2003. The decrease in the loss in the six-month period ended September 30, 2004 was the result a slightly increased level our specialty chemical sales, offset by a lower level of Uniproof paper sales and a slightly decreased level of total operating expenses. The average number of shares of common stock used in calculating earnings per share increased by 77,540 to 22,257,810 shares at September 30, 2004 compared with 22,180,270 at September 30, 2003 as a result of 112,497 shares issued for the conversion of the note payable and 75,000 shares issued for consulting services.

Liquidity and Capital Resources

     As of September 30, 2004, the Company had $443,977 in cash and cash equivalents, as compared to $1,518,025 at March 31, 2004.

     The $1,074,048 decrease in cash and cash equivalents was due to net cash used in operating activities of $1,057,450 and net cash used in investing activities of $16,598. Cash used in investing activities consisted of payment on loans of $641, payments of $6,835 related to patent applications for KH-30 and the purchase of production equipment of $24,122, which was partially offset by $15,000 on the proceeds from the sale the oil well leases.

     On March 24, 2004, pursuant to a Security Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note in the principal amount of $1,750,000. The note, which has a term of three years and accrues interest at the greater of prime rate of interest (as published in the Wall Street Journal) or 4% per annum, is convertible into shares of our common stock at a conversion price of $1.00 per share. During the six month period ended September 30, 2004, the holder of the note has converted $100,000 in principal into 100,000 shares of common stock. In October, the holder of the note converted an additional 50,000 shares. In addition, the holder of the note received $12,497 of interest in shares of common stock.

     As of September 30, 2004, the Company's backlog included $132,000 of specialty chemical sales. Backlog represents products that the Company's customers have committed to purchase. The Company's backlog is subject to fluctuations and is not necessarily indicative of future sales.

     During the past two fiscal years ended March 31, 2004 and 2003, the Company has recorded aggregate losses from operations of $5,398,098 and has incurred total negative cash flow from operations of $4,911,943 for the same two-year period. During the six months ended September 30, 2004, the Company experienced a net loss from operations of $1,240,554 and negative cash flow from operating activities of $1,057,450. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company's product lines. The Company is pursuing an equity investment from a member of its Board of Directors; however, the Company does not have a commitment for such financing, and there can be no assurance that the Company will be able to attain such financing or if so, on economically attractive terms. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

Concentration of Risk

     The Company sells its Uniproof proofing paper to three customers. One of these customers constitutes 99% of Graphic Arts sales and 51% of total customer sales for the six months period ended September 30, 2004. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectible. The Company believes that this customer will purchase additional product and the Company would use that as leverage to collect any outstanding balances.

Quantitative and Qualitative Disclosures about Market Risk

     The market risk inherent in our market risk sensitive instruments and positions are the potential losses arising from adverse changes in interest rates.

     At March 31, 2004, the Company had a loan that had a variable interest rate. The loan, which had an outstanding balance of $1,650,000 at September 30, 2004, was obtained in March 2004 and has a three-year term. The loan accrues interest at the greater of the prime rate of interest (as published in the Wall Street Journal) or 4% per annum. A one-percentage point increase in the prime rate of interest affecting our loan would increase our net loss by $16,500 over a year.

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

     Scope of Controls Evaluation

     The CEO/CFO evaluation of the Company's disclosure controls included a review of the controls' objective and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, was being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's disclosure controls and to make modifications, as necessary. In this regard, the Company's intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

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

     There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Not Applicable

Item 5.   Other Information

     Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350 Sec. 302

          31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350 Sec. 302

          32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350 Sec. 906

          32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350 Sec. 906

     (b)  Reports on Form 8-K.

          None

                               United Energy Corp.
                                   FORM 10-QSB
                               September 30, 2004

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated:  November 15, 2004              UNITED ENERGY CORP.

                                         By:  /s/ Brian King
                                              ---------------------------------
                                              Brian King,
                                              Chief Executive Officer
                                              (as principal executive officer)


                                         By:  /s/ James McKeever
                                              ---------------------------------
                                              James McKeever,
                                              Interim Chief Financial Officer
                                              (as principal financial and
                                              accounting officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as .............................. 'TM'
The section symbol shall be expressed as ................................ 'SS'