Form 10QSB
period 2004-12-31
UNITED ENERGY CORP /NV/
filed 2005-02-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 000-30841

UNITED ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	22-3342379 (I.R.S. Employer Identification No.)

600 Meadowlands Parkway #20, Secaucus, N.J. (Address of principal executive offices)	07094 (Zip Code)

(800) 327-3456
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2005
Common Stock, $.01 par value	22,417,767 shares

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND MARCH 31, 2004

	December 31, 2004	March 31, 2004

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$73,213	$1,518,025
Accounts receivable, net of allowance for doubtful accounts of $17,637 and $45,736, respectively	500,861	393,941
Inventory, net of allowance of $16,290 and $16,290, respectively	161,313	176,487
Note receivable, net of reserve of $31,350 and $31,350, respectively	33,650	63,650
Prepaid expenses	89,290	80,296

Total current assets	858,327	2,232,399

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $281,554 and $225,543 respectively	186,350	243,313

OTHER ASSETS:
Goodwill, net	17,509	17,509
Patents, net of accumulated amortization of $86,062 and $67,032, respectively	298,769	309,424
Loans receivable	637	1,538
Deposits	1,385	76,385
Deferred financing costs, net of accumulated amortization of $80,227 and $2,000, respectively	232,666	310,893

Total assets	$1,595,643	$3,191,461

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND MARCH 31, 2004

	December 31, 2004	March 31, 2004

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$308,921	$276,115
Accrued expenses	86,872	379,098
Convertible term note payable	1,390,548	349,998
Due to related party	244,141	244,141

Total current liabilities	2,030,482	1,249,352

LONG TERM LIABILITIES:
Convertible term note payable	—	1,120,133

Total liabilities	2,030,482	2,369,485

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock: $0.01 par value 100,000,000 shares authorized; 22,417,767 and 22,180,270 shares issued and outstanding as of December 31, 2004 and March 31, 2004	224,177	221,802
Additional paid-in capital	11,482,128	11,143,266
Accumulated deficit	(12,141,144)	(10,543,092)

Total stockholders’ (deficit) equity	(434,839)	821,976

Total liabilities and stockholders’ (deficit) equity	$1,595,643	$3,191,461

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$537,450	$91,120	$1,192,499	$786,262

COST OF GOODS SOLD	239,488	38,054	564,885	396,380

Gross profit	297,962	53,066	627,614	389,882

OPERATING EXPENSES:
Selling, general and administrative	555,861	558,453	1,938,043	2,025,278
Oil well operating and maintenance cost-net	—	11,795	—	102,662
Depreciation, amortization and depletion	29,680	39,447	87,046	114,403

Total operating expenses	585,541	609,695	2,025,089	2,242,343

Loss from operations	(287,579)	(556,629)	(1,397,475)	(1,852,461)

OTHER INCOME (EXPENSE), net:
Interest income	411	1,254	7,784	8,523
Interest expense	(70,330)	(588)	(208,361)	(2,290)

Total other income (expense), net	(69,919)	666	(200,577)	6,233

Net loss	$(357,498)	$(555,963)	$(1,598,052)	$(1,846,228)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	22,411,245	22,180,270	22,309,328	22,180,270

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED)

			Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock

	Shares	Amount

BALANCE, April 1, 2004	22,180,270	$221,802	$11,143,266	$(10,543,092)	$821,976
Options granted in consideration for services	—	—	75,000	—	75,000
Common stock issued in consideration for services	75,000	750	54,750	—	55,500
Warrants granted in consideration for services	—	—	48,240	—	48,240
Common stock issued in conversion of note payable	150,000	1,500	148,500	—	150,000
Common stock issued in consideration for interest expense	12,497	125	12,372	—	12,497
Net loss	—	—	—	(1,598,052)	(1,598,052)

BALANCE, December 31, 2004	22,417,767	$224,177	$11,482,128	$(12,141,144)	$(434,839)

The accompanying notes are an integral part of this consolidated statement.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,598,052)	$(1,846,228)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and depletion	235,690	114,403
Stock granted in consideration for services	55,500	—
Warrants granted in consideration for services	48,240	—
Stock granted in consideration for interest expense	12,497
Options granted in consideration for services	—	9,700

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(106,920)	75,772
Decrease (increase) in inventory, net	15,174	(10,908)
Decrease in note receivable, net	30,000	84,226
(Increase) decrease in prepaid expenses	(8,994)	37,412
Decrease (increase) in deposits	75,000	(45,000)
(Decrease) increase in accounts payable and accrued expenses	(184,420)	13,353

Net cash used in operating activities	(1,426,285)	(1,567,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments (proceeds) on loans receivable-net	901	(1,162)
Proceeds from sale of fixed asset	15,000	—
Payments for acquisition of property and equipment	(26,053)	(177,843)
Payments for patents	(8,375)	(97,060)

Net cash used in investing activities	(18,527)	(276,065)

Net decrease in cash and cash equivalents	(1,444,812)	(1,843,335)
CASH AND CASH EQUIVALENTS, beginning of period	1,518,025	2,120,942

CASH AND CASH EQUIVALENTS, end of period	$73,213	$277,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$40,131	$2,290

Income taxes	$1,520	$2,154

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses due to former employee into options	$75,000	$—

Conversion of note payable into common stock	$150,000	$—

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 (Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2004 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2004 and 2003 (unaudited) and cash flows for the nine months ended December 31, 2004 and 2003(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months and nine months ended December 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005.

The consolidated balance sheet as of March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended.

Going Concern - During the past two fiscal years ended March 31, 2004 and 2003, the Company has recorded aggregate losses from operations of $5,398,098 and has incurred total negative cash flow from operations of $4,911,943 for the same two-year period. During the nine months ended December 31, 2004 the Company experienced a net loss from operations of $1,598,052 and negative cash flow from operating activities of $1,426,285. As described below, the Company defaulted on the Secured Convertible Term Note by failing to pay principal of $24,999 during December 2004. The Company has also failed to pay principal of $116,666 for the months of January and February 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity – The Company’s continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables, the ability to achieve profitability from the sale of the Company’s product lines and curing the default of the Company’s debt. The Company is pursuing an equity investment from an independent investment banking company; however, the Company does not have a firm commitment for such financing, and there can be no assurance that the Company will be able to attain such financing or if so, on economically attractive terms. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 for small business issuers. The Company does not plan to adopt SFAS No. 123R prior to its fourth quarter of fiscal 2006. The Company expects that the adoption of SFAS No. 123R will have a negative impact on the Company’s consolidated results of operations. The company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

3.	CONVERTIBLE DEBT

On March 24, 2004, the Company issued a secured convertible term note in the amount of $1,750,000, which has a term of three years and accrues interest at the greater of the prime rate of interest, currently 5.5% per year (as published in the Wall Street Journal), or 4% per year. Interest is payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commenced on October 1, 2004, at the rate of $58,333.

The holder of the note has the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. The Company’s obligations under the note are secured by a first priority security interest in the Company’s assets. As of December 31, 2004, the holder of the note has converted $150,000 in principal into 150,000 shares of common stock. In addition, the holder of the note received $12,497 of interest in shares of common stock. During December 2004, The Company defaulted on the note by failing to pay principal of $24,999. The Company has also failed to pay principal of $116,666 for January and February 2005. The Company has not received written notice of default from the holder of the note. If written notice is received, the Company will be subject to an acceleration clause. In the event of such acceleration, the amount due and owing to the holder shall be 120% of the outstanding principal amount of the note (plus accrued and unpaid interest and fees, if any).

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	SEGMENT INFORMATION

Under the provision of SFAS No. 131, the Company’s activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company’s industry segment information for the three months and nine months ended December 31, 2004 and 2003.

The Company’s total revenues and net income (loss) by segment for the three month period ended December 31, 2004 and identifiable assets as of December 31, 2004 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$212,095	$325,355	$—	$537,450

Gross profit	$95,548	$202,414	$—	$297,962
General and administrative	35,452	302,070	218,339	555,861
Depreciation, amortization and depletion	—	26,977	2,703	29,680
Interest income	—	—	411	411
Interest expense	—	—	70,330	70,330

Net income (loss)	$60,096	$(126,633)	$(290,961)	$(357,498)

Cash and cash equivalents	$—	$—	$73,213	$73,213
Accounts receivable, net	268,540	232,321	—	500,861
Inventory, net	20,080	141,233	—	161,313
Note receivable, net	33,650	—	—	33,650
Prepaid expenses	—	33,137	56,153	89,290
Property and equipment, net	—	156,823	29,527	186,350
Goodwill, net	—	17,509	—	17,509
Patents, net	—	298,769	—	298,769
Loan receivable, net	—	—	637	637
Deferred note costs	—	—	232,666	232,666
Deposits	—	—	1,385	1,385

Total assets	$322,270	$879,792	$393,581	$1,595,643

Capital Expenditures	$—	$21,210	$4,843	$26,053

The Company’s total revenues and net income (loss) by segment for the nine month period ended December 31, 2004, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$549,242	$643,257	$—	$1,192,499

Gross profit	$238,329	$389,285	$—	$627,614
General and administrative	98,647	1,054,432	784,964	1,938,043
Depreciation, amortization and depletion	—	79,910	7,136	87,046
Interest income	—	—	7,784	7,784
Interest expense	—	—	208,361	208,361

Net income (loss)	$139,682	$(745,057)	$(992,677)	$(1,598,052)

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s total revenues and net loss by segment for the three month period ended December 31, 2003 and identifiable assets as of December 31, 2003 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$310	$90,810	$—	$91,120

Gross profit	$133	$52,933	$—	$53,066
General and administrative	42,963	208,459	307,031	558,453
Oil well operating and maintenance cost-net Depreciation, amortization and depletion	— —	11,795 35,058	— 4,389	11,795 39,447
Interest income	—	—	1,254	1,254
Interest expense	—	36	552	588

Net loss	$(42,830)	$(202,415)	$(310,718)	$(555,963)

Cash and cash equivalents	$—	$—	$277,607	$277,607
Accounts receivable, net	363,020	57,923	—	420,943
Inventory, net	26,162	196,090	—	222,252
Note receivable, net	64,808	—	—	64,808
Prepaid expenses	—	—	67,115	67,115
Property and equipment, net	—	341,520	36,209	377,729
Goodwill, net	—	68,819	—	68,819
Patents, net	—	310,877	—	310,877
Loan receivable, net	—	—	3,238	3,238
Deposits	—	—	76,385	76,385

Total assets	$453,990	$975,229	$460,554	$1,889,773

Capital Expenditures	$—	$177,843	$—	$177,843

The Company’s total revenues and net income (loss) by segment for the nine month period ended December 31, 2003, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$485,667	$300,595	$—	$786,262

Gross profit	$244,363	$145,519	$—	$389,882
General and administrative	153,038	848,825	1,023,415	2,025,278
Oil well operating and maintenance cost-net Depreciation, amortization and depletion	— —	102,662 101,239	— 13,164	102,662 114,403
Interest income	—	—	8,523	8,523
Interest expense	—	149	2,141	2,290

Net income (loss)	$91,325	$(907,356)	$(1,030,197)	$(1,846,228)

GEOGRAPHICAL INFORMATION	REVENUE

	2004	2003

U.S.	$860,574	$772,312
Non U.S.	331,925	13,950

Total revenue	$1,192,499	$786,262

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	SALE OF OIL WELL LEASES

In April 2004, the Company sold their oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The Company recognized no gain or loss on the sale of the oil well leases. In May 2004, the state of Wyoming returned the $75,000 deposit made by the company at the time the oil leases were purchased.

6.	RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a major shareholder and former director of the Company. Amount due to the related party as of December 31, 2004 and 2003 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $108,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

7.	STOCK-BASED COMPENSATION

At December 31, 2004, the Company has stock-based compensation plans. As permitted by SFAS No.123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock-based compensation for non-employees was $103,740 and $9,700 for the nine months ended December 31, 2004 and 2003, respectively.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

	For the Three Months Ended December 31,		For the Nine months Ended December 31,

	2004	2003	2004	2003

Net loss as reported	$(357,498)	$(555,963)	$(1,598,052)	$(1,846,228)

Deduct:
Total stock based employee compensation Expense determined under fair value based method for all awards	(287,039)	(144,823)	(441,839)	(1,312,836)

Pro forma loss	$(644,537)	$(700,786)	$(2,039,891)	$(3,159,064)

Basic and diluted loss per common share

As reported	$(0.02)	$(0.03)	$(0.07)	$(0.08)

Pro forma	$(0.03)	$(0.03)	$(0.09)	$(0.14)

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	COMMITMENTS AND CONTINGENCIES

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

9.	SUBSEQUENT EVENTS

During January 2005, the Company’s Chairman of the Board, Ron Wilen, loaned the Company $118,600. The loan is unsecured, non interest bearing and due upon demand.

Item 2	Management’s Discussion and Analysis or Plan of Operations

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Overview

We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

•	KH-30 paraffin dispersant for the oil industry and related K-Product Line of Chemicals;
•	Uniproof specialty-coated proofing paper for the printing industry; and
•	following additional testing, “Slick Barrier” underwater protective coatings for use in marine applications.

Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of environmentally friendly, non-hazardous, biodegradable solvents and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place.

We have developed and patented a system referred to as our “S2 system,” to work with our environmentally friendly paraffin dispersants products. This patented technology produces high volumes of steam and heat at variable pressures and temperatures to completely dissolve most deposits of paraffin and asphaltene within oil wells, pipelines or storage tanks. The S2 system apparatus is portable, compact and easy to use. We are further developing the process to enhance and support sales of KH-30 and its related products for the oil industry and for other potential applications.

A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our KH-30 product line to the worldwide marketplace for refinery, tank and pipeline cleaning services. We are currently negotiating potential working arrangements with several companies, including Petroleos de Venezuela S.A., the state-owned oil company, and have set up operations in Venezuela.

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

Although we believe that the application of our K-Line of products on a continuous basis will result in higher production and lower lease operating costs in oil wells, the introduction of our K-Line of products into the oil and gas producing industry has been difficult. Many entrenched players such as the “hot oilers” and the major oil service companies who benefit from high mark-ups on their proprietary products have no incentive to promote the use of our K-Line of products. Moreover, oil production engineers are reluctant to risk damage to a well from a product that does not have the endorsement and backing of a major enterprise. Consequently, the pace of introduction of our K-line of products has been much slower than we initially anticipated. We believe that this situation has begun to change as a result of our marketing efforts with several oil service companies and well owners beginning to use our products after successful trials.

KX-91 is used for cleanup and stimulation of well bores. It works on all gravities of crudes. Penetrates and disperses faster than KH-30 and has a freeze point of –40F. KX-91 is good for tanks with buildup on the bottom and can be used on pipelines with paraffin and asphaltene blockages.

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

KX-100 is a product where contact time is limited for removal of a plug. It is fast acting and an outstanding dispersant that can be used in temperatures as low as –25F. It can be used in nearly any application with great results.

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

CI-95 is formulated around an oil-soluble, water-dispersible filming amine designed for use in sour gas and producing oil wells. It is a liquid compound, which has been formulated to give a very tenacious film with an extended persistency without undesirable “gunking” on the down-hole tubulars.

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

Uniproof Proofing Paper

We have developed a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or “blue line” paper. We developed this formulation over several years of testing. The formulation is technically in the public domain as being within the scope of an expired patent of duPont. However, other companies have not duplicated the exact formulation utilized by us, to the best of our knowledge, and we protect it as a trade secret.

Slick Barrier

Slick Barrier is an underwater protective coating, which prevents the adherence of barnacles to boat hulls. The product is environmentally friendly and biodegradable, which we believe to be particularly appealing in fresh water marine applications. The product is currently being tested on pleasure boats throughout the United States and Europe. A patent application for “Slick Barrier” was filed in 2003, and we are applying for trademark protection both nationally and internationally. We expect to release this product in 2005, although no specific date has been set.

GreenGlobe Industries

In November 1998, we acquired all of the outstanding shares of Green Globe in exchange for 30,000 shares of our common stock. Green Globe is operated as a separate subsidiary and sells its products under the trade name Qualchem.™ The acquisition of Green Globe has given us access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. military. Of particular note in the Green Globe line was the development of dual package cleaning and drying “wipes” which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The wipes were developed, and have received U.S. military approval, for the cleaning of the instrument panels of combat aircraft.

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

In addition to applying for patent protection on our KH-30 product, we have also registered “KH-30” as a trademark. Trademark protection has also been obtained for the “Uniproof” name for our proofing paper. We anticipate applying for both patent and trademark protection for our other products in those jurisdictions where we deem such protection to be beneficial.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Revenues. Revenues for the three months ended December 31, 2004 were $537,450, a $446,330, or 490% increase from revenues of $91,120 in the comparable three months of 2003. The increase in revenues was due to higher sales of Specialty Chemicals and Uniproof proofing paper. Specialty Chemicals, which include sales of our KH-30 products and Green Globe/Qualchem military sales, increased by $234,545 to $325,355, or 258% compared to $90,810 in the comparable three months in the previous year. This increase was due primarily to additional sales of our KH-30 family of oil dispersant products. Uniproof proofing paper sales increased $211,785 due to higher level of orders from our primary customer.

Cost of Goods Sold. Cost of goods sold increased $201,434, or 529% to $239,488 or 45% of sales, for the three months ended December 31, 2004 from $38,054, or 42% of sales for the three months ended December 31, 2003. The increase in cost of goods sold was primarily due to the higher sales levels.

Gross Profit. Gross profit for the three months ended December 31, 2004, increased by $244,896, or 461% to $297,962 or 55% of sales compared with $53,066 or 58% of sales in the prior period. The increase in gross profit reflects the higher level of gross profit primarily associated with specialty chemicals offset by higher costs associated with Uniproof proofing paper sales.

Operating Costs and Expenses

General and Administrative Expenses. General and administrative expenses decreased $2,592 to $555,861 or 103% of sales for the three months ended December 31, 2004 compared with $558,453 for the three months ended December 31, 2003. The decrease in general and administrative expenses is primarily related to lower salaries and benefits due to the departure of certain executives, lower travel and entertainment expenses and laboratory expenses partially offset by an increase in professional fees.

Depreciation, Amortization and Depletion. Depreciation, amortization and depletion decreased to $29,680 from $39,447 reflecting additions to fixed assets and capitalized legal costs related to patent filings, offset by the sale of oil leases. Depletion expense was not material.

Oil Well Operating and Maintenance Cost – net. During the three months ended December 31, 2003, the Company’s wells produced oil, which generated $8,583 in revenues and incurred operating costs and maintenance and repair costs of $20,378.

Interest Income, Net of Interest Expense. The Company had net interest expense of $69,919 for the three months ended December 31, 2004 compared with net interest income of $666 in the corresponding period in 2003. The decrease was due to interest on the $1,750,000 convertible term note payable.

Net Loss. The three months ended December 31, 2004 resulted in a net loss of $(357,498) or $(0.02) per share as compared to a net loss of $(555,963) or $(0.03) per share for the three months ended December 31, 2003. The decrease in the loss in the quarter ended December 31, 2004 was the result of an increased level of Uniproof proofing paper sales during the quarter and an increased level of our specialty chemical sales along with the relatively lower level of general and administrative expenses. The average number of shares of common stock used in calculating earnings per share increased 230,975 shares to 22,411,245 as a result of 162,497 shares issued for the conversion of the note payable and 75,000 shares issued for consulting services.

Nine months Ended December 31, 2004 Compared to the Nine months Ended December 31, 2003

Revenues. Revenues for the nine months ended December 31, 2004 were $1,192,499; a $406,237 or 52% increase from revenues of $786,262 in the comparable nine months ended December 31, 2003. The increase in revenues was due to higher sales of Specialty Chemicals and Uniproof proofing paper. Specialty Chemicals, which include sales of our KH-30 products and Green Globe/Qualchem military sales, increased $342,662 to $643,257, or 114% compared to $300,595 in the comparable nine months ended December 31, 2003. The increase was primarily related to a 171% increase in sales of our KH-30 family of oil field dispersant products reflecting a higher level of orders partially offset by a 32% decline in Green Globe/Qualchem military sales. Uniproof proofing paper sales increased $63,575 due to higher level of orders from our primary customer.

Cost of Goods Sold. Cost of goods sold increased 43% to $564,885 or 47% of sales, for the nine months ended December 31, 2004 from $396,380 or 50% of sales, for the nine months ended December 31, 2003. The increase in cost of goods sold was due to the increased sales of KH-30 products compared to the prior year and an increase in volume of Uniproof proofing paper sales

Gross Profit. Gross profit for the nine months ended December 31, 2004 was 53% or $627,614, a $237,732 or 61% increase from a 50% gross profit or $389,882 in the corresponding period of fiscal 2003. Gross profit increased due to higher levels of our specialty chemical sales with higher gross profit margins along with higher levels of sales of Uniproof proofing paper. Gross profit percentage increased due to higher levels of sales and lower costs associated with specialty chemicals, which was partially offset by higher costs associated with Uniproofing paper sales.

Operating Costs and Expenses

General and Administrative Expenses. General and administrative expenses decreased $87,235, or 4% to $1,938,043, or 163% of revenues for the nine months ended December 31, 2004 from $2,025,278, or 258% of revenues for the nine months ended December 31, 2003. The slight decrease in general and administrative expenses was primarily related to lower salaries and benefits due to the departure of certain executives, lower travel and entertainment expenses and laboratory expenses partially offset by an increase in professional fees and marketing.

Depreciation, Amortization and Depletion. Depreciation, amortization and depletion decreased to $87,046 from $114,403 reflecting additions to fixed assets and capitalized legal costs related to patent filings, offset by the sale of oil leases. Depletion expense was not material.

Oil Well Operating and Maintenance Cost-net. During the nine months ended December 31, 2003, the wells produced oil, which generated $34,636 in revenues and incurred operating costs and maintenance and repair costs of $137,298.

Interest Income, Net of Interest Expense. The Company had net interest expense of $200,577 for the nine months ended December 31, 2004 compared with net interest income of $6,233 in the corresponding period in 2003. The decrease was due to interest on the $1,750,000 convertible term note payable.

Net Loss. The nine months ended December 31, 2004 resulted in a net loss of $(1,598,052) or $(0.07) per share compared to a net loss of $(1,846,228) or $(0.08) per share for the comparable period ended December 31, 2003. The decrease in the loss in the nine months ended December 31, 2004 was the result of an increased level of our specialty chemical sales and a slightly decreased level of total operating expenses. The average number of shares of common stock used in calculating earnings per share increased by 129,058 to 22,309,328 shares at

December 31, 2004 compared with 22,180,270 at December 31, 2003 as a result of 162,497 shares issued for the conversion of the note payable and 75,000 shares issued for consulting services.

Liquidity and Capital Resources

As of December 31, 2004, the Company had $73,213 in cash and cash equivalents, as compared to $1,518,025 at March 31, 2004.

The $1,444,812 decrease in cash and cash equivalents was due to net cash used in operating activities of $1,426,285 and net cash used in investing activities of $18,527. Cash used in investing activities consisted of payments of $8,375 related to patent applications for KH-30 and the purchase of production equipment and other fixed assets of $26,053, which was partially offset by payment on loans of $901 and $15,000 of proceeds from the sale the oil well leases.

On March 24, 2004, pursuant to a Security Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note in the principal amount of $1,750,000. The note, which has a term of three years and accrues interest at the greater of prime rate of interest (as published in the Wall Street Journal) or 4% per annum, is convertible into shares of our common stock at a conversion price of $1.00 per share. During the nine month period ended December 31, 2004, the holder of the note has converted $150,000 in principal into 150,000 shares of common stock. In addition, the holder of the note received $12,497 of interest in shares of common stock. During December 2004, the Company defaulted on the note by failing to pay principal of $24,999. The Company has also failed to pay principal of $116,666 for January and February 2005. The Company has not received written notice of default from the holder of the note. If written notice is received, the Company will be subject to an acceleration clause. In the event of such acceleration, the amount due and owing to the holder shall be 120% of the outstanding principal amount of the note (plus accrued and unpaid interest and fees, if any).

As of December 31, 2004, the Company’s backlog included $580,525 of specialty chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

During the past two fiscal years ended March 31, 2004 and 2003, the Company has recorded aggregate losses from operations of $5,398,098 and has incurred total negative cash flow from operations of $4,911,943 for the same two-year period. During the nine months ended December 31, 2004, the Company experienced a net loss from operations of $1,598,052 and negative cash flow from operating activities of $1,426,285. As described above, the Company defaulted on the Secured Convertible Term Note by failing to pay principal of $141,665 during December 2004, January and February 2005. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables, the ability to achieve profitability from the sale of the Company’s product lines and curing the default of the company’s debt. The Company is pursuing an equity investment from an independent investment banking company; however, the Company does not have a firm commitment for such financing, and there can be no assurance that the Company will be able to attain such financing or if so, on economically attractive terms. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

Concentration of Risk

The Company sells its Uniproof proofing paper to three customers. One of these customers constitutes 99% of Graphic Arts sales and 46% of total customer sales for the nine months period ended December 31, 2004. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectible. The Company believes that this customer will purchase additional product and the Company would use that as leverage to collect any outstanding balances.

Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our market risk sensitive variable interest rate debt is the potential losses arising from adverse changes in interest rates.

At December 31, 2004, the Company had a loan that had a variable interest rate. The loan, which had an outstanding balance of $1,600,000 at December 31, 2004, was obtained in March 2004 and has a three-year term. The loan accrues interest at the greater of the prime rate of interest (as published in the Wall Street Journal) or 4% per annum. A one-percentage point increase in the prime rate of interest affecting our loan would increase our net loss by $16,000 over a year.

Item 3.	Controls and Procedures.

Evaluation of the Company’s Disclosure Controls

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”). This evaluation (the “controls evaluation”) was done under the supervision and participation of the Company’s management, including its chief executive officer (the “CEO”) and interim chief financial officer (the “CFO”) pursuant to SEC Rule 13a-15. Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company’s disclosure controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this report are “Certifications” of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of this report contains information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including, without limitation, the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

The Company’s management, including, without limitation, the CEO and CFO, does not expect that the Company’s disclosure controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Scope of Controls Evaluation

The CEO/CFO evaluation of the Company’s disclosure controls included a review of the controls’ objective and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process movements, was being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company’s disclosure controls and to make modifications, as necessary. In this regard, the Company’s intent is that the disclosure controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

Conclusions

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, Commitments and Contingencies to the Consolidated Financial Statements.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon Senior Securities

See Note 3, Convertible Debt

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits.
31.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. §1350 Sec. 302
31.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. §1350 Sec. 302
32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. §1350 Sec. 906
32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. §1350 Sec. 906
(b)	Reports on Form 8-K.
None

United Energy Corp.
FORM 10-QSB
December 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2005		UNITED ENERGY CORP.
	By:	/s/ Brian King

Brian King, Chief Executive Officer (as principal executive officer)

By:	/s/ James McKeever

James McKeever, Interim Chief Financial Officer (as principal financial and accounting officer)