Form 10KSB
period 2005-03-31
UNITED ENERGY CORP /NV/
filed 2005-06-14
CIK 1116734

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended March 31, 2005 Commission file number: 000-30841

                                 ---------------


                               UNITED ENERGY CORP.
                     (Exact name of registrant as specified
                                 in its charter)

              Nevada                                        22-3342379
------------------------------------               ----------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


   600 Meadowlands Parkway, #20
       Secaucus, New Jersey                                   07094
------------------------------------               ----------------------------
       (Address of principal                                (Zip Code)
         executive offices)

                                 ---------------

       Registrant's telephone number, including area code: (201) 842-0288

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------

Common Stock, par value                  Over-the-Counter (OTC) Bulletin Board
    $.01 per share

                                ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  [X]   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's total consolidated revenues for the fiscal year ended March 31, 2005 were $1,850,954

         The aggregate market value of the common equity held by non-affiliates of the registrant was $32,093,851 as of June 9, 2005

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes ___ No [X]

         The number of shares outstanding of the registrant's common equity as of June 9, 2005 was 23,652,517 shares.

                                ---------------

                               UNITED ENERGY CORP.

                         2005 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

                                                    PART I
   ITEM 1.     DESCRIPTION OF BUSINESS......................................................................  1
   ITEM 2.     DESCRIPTION OF PROPERTIES....................................................................  5
   ITEM 3.     LEGAL PROCEEDINGS............................................................................  6
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................  6

                                                    PART II

   ITEM 5.     MARKET FOR  COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES............................................................  7
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.........  9

   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................. 14
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......... 14
   ITEM 8A.    CONTROLS AND PROCEDURES...................................................................... 14

                                                   PART III

   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................... 16
   ITEM 10.    EXECUTIVE COMPENSATION....................................................................... 18
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS....................................................................... 20
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................... 22
   ITEM 13.    EXHIBITS..................................................................................... 22
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................................... 23


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

         o  KH-30 paraffin dispersant for the oil industry and related products;

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

         A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our KH-30 product line to the worldwide marketplace for refinery, tank and pipeline cleaning services. We are currently negotiating potential working arrangements with several companies.

         We provide specialty chemical and graphic arts products to our customers and generated revenues of $1,850,954 for the fiscal year ended March 31, 2005 and $972,051 for the fiscal year ended March 31, 2004. As of March 31, 2005, we employed ten people and use the services of five other individuals under consulting or product/production cooperation arrangements.

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

Business Operations and Principal Products

         K-Product Line of Chemicals

         KH-30 is a mixture of modified oils, dispersants and oil-based surfactants designed to control paraffin and asphaltene deposits in oil wells. When applied in accordance with our recommended procedures, KH-30 has resulted in substantial production increases of between two and five times in paraffin-affected oil and gas wells by allowing for a faster penetration of paraffin and asphaltene deposits. KH-30 disperses and suspends paraffin and asphaltene in a free-flowing state and prevents solids from sticking to each other or to oil well equipment. KH-30 is patented in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and the OAPI (the Africa Intellectual Property Organization, which includes the countries of Burkina-Faso, Benin, Central African Republic, Congo, Ivory Coast, Cameroon, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, Niger, Senegal, Chad and Togo). We have twelve additional country patent applications pending in most of the major oil-producing countries around the world (including the European Union and Canada).

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

         We introduced our proofing paper in June 1999. Sales of Uniproof proofing paper totaled $546,096 for the fiscal year ended March 31, 2005 and $481,636 for the fiscal year ended March 31, 2004.

         Slick Barrier

         Slick Barrier is an underwater protective coating, which prevents the adherence of barnacles to boat hulls. The product is environmentally friendly and biodegradable, which we believe to be particularly appealing in fresh water marine applications. The product is currently being tested on pleasure boats throughout the United States and Europe. A patent application for "Slick Barrier" was filed in 2003, and we are applying for trademark protection both nationally and internationally. We expect to release this product at the end of 2005, although no specific date has been set.

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

         Currently, the photosensitive coating for our Uniproof proofing paper is applied by an independent coater who is bound by a confidentiality agreement that obligates it not to disclose or use our confidential information. We believe this facility has the capacity to meet our production needs for the foreseeable future and also meets all environmental manufacturing regulations now or expected to be enacted. We believe that the services of this facility can be duplicated by others. We believe the need for a contract with the coater is obviated by the coater's clear economic benefit from continuing to provide services to us. We are more concerned about a precipitous event, such as damage to the coater's facility, which could result in an interruption of Uniproof production. We believe that alternate coating sources do exist and that the coater could be replaced, although with at least some interruption in production flow.

         We sell our Uniproof proofing paper to three customers. The largest, The Alameda Company of Anaheim, California, accounted for approximately 99% of our graphic arts sales and 29.5% of our total customer sales for the fiscal year ended March 31, 2005. In fiscal 2004, Alameda accounted for approximately 93% of our graphic arts sales and 46.2% of our total customer sales. Revenue from Alameda is expected to continue to decline as a percentage of our total revenues. A decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us.

          In the fiscal year ended March 31, 2005, Bariven, S.A., purchased our KH-30 and KX-91 oil well cleaning products, which accounted for approximately 39.4% of our total customer sales. In the fiscal year ended March 31, 2004, Altena Cleaning B.V., accounted for 10.2% of our total customer sales.

         Except for these current and former customers, no other single entity has accounted for more than 10% of our sales during any of the fiscal years ended March 31, 2005 and 2004.

         All of our products are sold in U.S. dollars and, therefore, we have had no foreign currency fluctuation risk.

         Our current operations do not require a substantial investment in inventory other than minimum commitments to our distributors. However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

         Our order backlog at March 31, 2005 was insignificant as we generally ship product as orders are received.

Marketing and Distribution

         We have engaged the services of independent contractors to market our K-Product Line of chemicals. These contractors work under various non-exclusive commission and distribution agreements and have substantial contacts among oil well owners and major oil companies in the United States, Mexico, South America, Africa, Europe and the Middle East. These contractors earn a commission based upon the sales value of the products that they sell. These independent contractors use our marketing materials, brochures and website to interest clients and to describe the attributes of our products.

         Although we have not achieved the volume of sales we had anticipated for the oil dispersant products, there have been significant barriers to entry in this market. Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines. In many cases, additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients. This process of testing has taken a great deal longer than was originally anticipated. We believe that we have made significant inroads and expect a higher volume of sales in the next fiscal year ending March 31, 2006.

Research and Development

         Our K-Product Line of chemical products for the oil industry and Uniproof proofing paper are developed and ready for market. Slick Barrier is in testing. All of these products are the result of research and development expenditures paid to vendors, excluding allocation of internal costs, estimated to be $212,613 and $229,219, for the fiscal years ended March 31, 2005 and 2004 respectively. We have had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to lead in the development of our products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

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

Proprietary Technologies

         With respect to our formulations, which are proprietary, we have patented our KH-30 oil well cleaner in the United States, Australia, Russia, Nigeria, Venezuela, Vietnam and OAPI. We also have twelve additional country patent applications pending in most of the major oil-producing countries around the world (including the European Union and Canada). We believe our patent is strong and will help our competitive position. However, we are aware that others may try to imitate our product or invalidate our patents. We have in the past vigorously enforced our trade secrets such as the one relating to our Uniproof proofing paper, and intend to continue to do so in the future. However, we recognize that intellectual property rights provide less than complete protection. We believe that no other company is currently producing a product similar to KH-30.

         In addition to applying for patent protection on our KH-30 product, we have also registered "KH-30" as a trademark. Trademark protection has also been obtained for the "Uniproof" name for our proofing paper. We anticipate applying for both patent and trademark protection for our other products in those jurisdictions where we deem such protection to be beneficial.

Employees

         As of March 31, 2005, we employed ten people and had available the services of five other individuals under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with us to manufacture or market one or more of our products.

         None of our employees is represented by a union. We consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We lease 9,600 square feet of office space at 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094. Under the terms of the lease, which runs through June 2007, the monthly rent was $8,635 through June 2004, then the monthly rent increased to $9,035 for the remainder of the lease. In addition, we lease office space of approximately 1,350 square feet in Midland, Texas as a regional sales office at a rate of $759 per month. This lease runs through September 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         As of June 9, 2005, there were approximately 450 record holders of our common stock and there were 23,652,517 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

         The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended March 31, 2005 and 2004 and for each quarter after March 31, 2005. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

        Fiscal Year
      ended March 31                       Quarter                                High             Low
      --------------                       -------                                ----             ---

           2004             First Quarter (April-June 2003)                      $1.43            $ .98
                            Second Quarter (July-September 2003)                  2.30              .80
                            Third Quarter (October-December 2003)                 1.75              .27
                            Fourth Quarter (January-March 2004)                   1.08              .40

           2005             First Quarter (April-June 2004)                      $1.08            $ .52
                            Second Quarter (July-September 2004)                  1.43              .86
                            Third Quarter (October-December 2004)                 1.25              .50
                            Fourth Quarter (January-March 2005)                   1.40              .46

           2006             First Quarter (through June 9)                       $1.81            $1.06

         The high and low bid prices for shares of our common stock on June 9, 2005 were $1.81 and $1.67 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The aggregate market value of our stock held by non-affiliates on June 9, 2005 was $32,093,851 (using the closing price of $1.80 per share).

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

Equity Compensation Plan Information

         The following table provides information regarding the status of our existing equity compensation plans at March 31, 2005.

                                                                                                Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                                                                                     under equity
                                              Number of securities                               compensation plans
                                                to be issued upon         Weighted-average           (excluding
                                                   exercise of           exercise price of      securities reflected
                                              outstanding options,      outstanding option,         in the second
               Plan Category                   warrants and rights      warrants and rights            column)
               -------------                   -------------------      -------------------     --------------------
Equity compensation plans approved by               3,455,000                  $1.20                    545,000
security holders

Equity compensation plans not approved by           5,125,000                  $1.63                     --
security holders

     Total                                          8,580,000                                           545,000



Recent Sales of Unregistered Securities

         On March 18, 2005, we entered into a securities purchase agreement
(the "Agreement") with two private investors to issue shares of our common stock and warrants. The Agreement provides for two types of units, designated as Series A and Series B.

         The Series A Units each consist of 100,000 shares of our common stock and a Series A Warrant to purchase 50,000 shares of our common stock at $1.00 per share, subject to adjustment. The Series A Warrants expire five (5) years from the date they are issued. The purchase price for each Series A Unit is $80,000. The Agreement provides for the sale of up to twenty (20) Series A Units.

         The Series B Units each consist of ten (10) shares of a new class of preferred stock that are convertible into 80,000 shares of our common stock in the aggregate, subject to adjustment, and a Series B Warrant to purchase 40,000 shares of our common stock at $1.50 per share. The Series B Warrants expire five
(5) years from the date they are issued. The purchase price for each Series B Unit is $80,000. The securities purchase agreement provides for the sale of up to forty-two (42) Series B Units.

         On March 18, 2005, the contract date, we issued 8 Series A Units or 800,000 shares of our common stock for a purchase price of $640,000. Subsequent closings under the agreement are contingent upon orders from our customers, at the rate of one unit for each $100,000 of orders. The remaining Series A units must be purchased first, followed by Series B units. The investors have the right to purchase additional shares at any time. The obligation of the investors to purchase units expires on March 17, 2006.

         The Agreement requires us to obtain shareholder approval for the authorization of the preferred stock within 75 days, or by June 1, 2005. The Agreement provides that the exercise price of the warrants is to be reduced by $0.01 for each day that approval is delayed, but not below $0.05 per share. As of June 9, 2005, we have not obtained the consent from the holders of a majority of our outstanding shares. The exercise price, as of June 9, 2005, is currently $0.92 per share.

         On February 28, 2005, we entered into an Amendment and Waiver with Laurus Master Fund, Ltd., for the purpose of amending the terms of (i) the Securities Purchase Agreement dated March 24, 2004, (ii) the Secured Convertible Term Note and (iii) the Registration Rights Agreement.

         Laurus waived each payment default that may have arisen under the Term Note, and we (i) paid to Laurus the interest accrued under the Term Note as of February 28, 2005 of $7,233, (ii) prepaid interest under the Term Note of $37,767 and (iii) issued a seven year warrant to Laurus to purchase 300,000 shares of our common stock with an exercise price of (x) $1.25 per share for the first 100,000 shares, (y) a price of $1.50 per share for the next 100,000 shares and (z) $1.75 per share for any additional shares acquired.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Report beginning on page F-1.

Overview

         We are primarily a specialty chemicals company because of our determination in fiscal 1998 to close our printing equipment division and focus on our KH-30 oil well cleaner and related products. However, a significant portion of our revenues has been related to the printing and the graphic arts industry. We believe that in the future our chemical sales will increase and that our reliance on the graphic arts segment of the company will decrease. During the past two fiscal years, we have derived additional revenues by acting as a graphic arts products distributor.

         We do devote almost all of our time and effort into selling, promoting and developing our chemical products and we are continuing to increase our marketing efforts to develop new products as extensions of our original KH-30 product. We do believe that in the future our sales will increase. We also believe that our reliance on the graphic arts segment of the company will decrease.

         On March 18, 2005, we closed on the sale of eight Series A Units, which included 800,000 shares of Common Stock and Series A Warrants to purchase 400,000 shares for an aggregate purchase price of $640,000.

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

Results of Operations

Comparison of Fiscal Year Ended March 31, 2005 to Fiscal Year Ended March 31,
2004

         Sales. Sales increased to $1,850,954 for the year ended March 31, 2005 from $972,051 for the year ended March 31, 2004. The $878,903 or 90%, increase in sales was due to higher sales of Specialty Chemicals and Uniproof proofing paper. Sales for our specialty chemical products including KH-30 and KX-91, and our Green Globe / Qualchem product line increased by 168%. The increase was primarily related to a 199% increase in sales of our KH-30 family of oil field dispersant products reflecting a higher level of orders. This was partially offset by a 61% decline in the level of U.S. Military sales during the year. We believe that last fiscal year the U.S. Government stocked up on orders and then cut its orders during the 2005 fiscal year due to other military priorities. Our three largest customers accounted for 72% of revenues for the year ended March 31, 2005 compared with 56% for the comparable period in 2004. Uniproof proofing paper sales increased by 14% due to higher level of orders from our primary customer.

         Cost of Goods Sold. Cost of goods sold increased to $759,064 or 41% of sales, for the year ended March 31, 2005 from $516,647, or 53% of sales, for the year ended March 31, 2004. The increase in cost of goods sold was due to the increased sales of KH-30 products compared to the prior year and an increase in the volume of Uniproof proofing paper sales compared to the prior fiscal year.

         Selling, General and Administrative Expenses. General and administrative expenses decreased to $2,581,033 or 139% of sales, for the year ended March 31, 2005 from $2,674,968, or 275% of sales, for the year ended March 31, 2004. The slight decrease in selling, general and administrative expenses are primarily related to lower salaries and benefits due to the departure of certain executives, lower travel and entertainment expenses, bad debts, laboratory expenses and insurance partially offset by an increase in professional fees.

         Oil Well Operating and Maintenance Cost - net. In April 2004, we sold the oil well leases located in Laramie County, Wyoming for $15,000, and a 4.5% royalty on all future oil sales from these wells. The Company recognized no gain or loss on the sale of the oil well leases.

         Impairment loss. During the year ended March 31, 2005, we tested our goodwill by estimating its fair value using a discounted cash flow analysis. As a result, we recorded a goodwill impairment charge of $2,010 related to the Green Globe segment. During the year ended March 31, 2004, we recorded a $51,310 impairment charge related to the Green Globe segment. We also recorded a $70,467 impairment loss related to the oil leases held by United Energy Oil Corp.

         Depreciation, Amortization and Depletion. Depreciation, amortization and depletion decreased to $84,401 for the year ended March 31, 2005 from $127,177 for the year ended March 31, 2004 reflecting additions to fixed assets and capitalized legal costs related to patent filings, offset by the sale of the oil leases. Depletion expenses was not material.

         Interest Expense. Interest expense increased to $287,118 for the year ended March 31, 2005 compared with $6,683 for the year ended March 31, 2004. The increase was due to interest on the $1,750,000 convertible term note issued March 2004.

         Net Loss. For the year ended March 31, 2005, we incurred a net loss of $1,854,876, or $0.08 per share, as compared to a net loss of $2,569,098 for the year ended March 31, 2004, or $0.12 per share. The average number of shares of common stock used in calculating earnings per share increased to 22,365,901 from 22,180,270 shares.


Liquidity and Capital Resources

         Since 1995, operations have been financed primarily through loans, equity contributions from directors and executive officers and from third parties supplemented by funds generated by our business. As of March 31, 2005, we had $365,610 in cash and cash equivalents.

         Net Cash Used in Operating Activities. During the fiscal year ended March 31, 2005, net cash used in operating activities was $1,887,981 compared with $1,913,167 for the fiscal year ended March 31, 2004.

         Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2005, net cash used in investing activities decreased to $24,701 compared with $280,000 for the year ended March 31, 2004. The decrease was primarily a result of a reduced level of expenditures for purchase of fixed assets to support operations and capitalized legal fees required to file patent applications for our KH-30, KX-91 and S2 system, as well as $15,000 in proceeds from the sale of the oil wells.

         Net Cash Provided by Financing Activities. Net cash generated from financing activities decreased to $760,267 resulting from $626,667 of proceeds from our private placement in March 2005, as discussed below and a loan from the Chairman of the Board of $133,600. This compares to cash provided from financing activities of $1,590,250 for the year ended March 31, 2004 resulting from the net proceeds from sale of a secured convertible term note on March 24, 2004 in the amount of $1,750,000, which was partially offset by $159,750 of financing costs.

         On March 18, 2005, we entered into a securities purchase agreement with two private investors with the respect to the sale of shares of our common stock and warrants. The agreement provides for two types of units, designated as Series A and Series B.

         The Series A Units each consist of 100,000 shares of our common stock and a Series A Warrant to purchase 50,000 shares of our common stock at $1.00 per share, subject to adjustment. The Series A Warrants expire five (5) years from the date they are issued. The purchase price for each Series A Unit is $80,000. the securities purchase agreement provides for the sale of up to twenty
(20) Series A Units.

         On March 18, 2005, the contract date, the company issued 8 Series A Units or 800,000 shares of its common stock for a purchase price of $640,000.

         The Series B Units each consist of ten (10) shares of a new class of preferred stock that will be converted into 80,000 shares of our common stock in the aggregate, subject to adjustment, and Series B Warrant to purchase 40,000 shares of our stock at $1.50 per share. The Series B Warrants expire five (5) years from the date they are issued. The purchase price for each Series B Unit is $80,000. The securities purchase agreement provides for the sale of up to forty-two (42) Series B Units.

         During the past two fiscal years ended March 31, 2005 and 2004, we have recorded aggregate losses from operations of $4,423,974 and have incurred total negative cash flows from operations of $3,801,148 for the same two-year period. The report of the independent registered public accounting firm with respect to our financial statements included in this Report includes a "going concern" qualification, indicating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

         Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our product lines. In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

Contractual Obligations

         Below is a table which presents our contractual obligations commitments at March 31, 2005:


                                            Less than                                   After
Contractual Obligation          Total        1 Year       1-3 Years      4-5 Years     5 Years
----------------------------------------------------------------------------------------------
Convertible note             $1,600,000     $583,330     $1,016,670        $    -      $     -
Operating leases                305,432      137,028        165,922         2,482            -
                             ----------     --------     ----------        ------      -------
Total contractual
     cash obligations        $1,905,432     $720,358     $1,182,592        $2,482      $     -
                             ==========     ========     ==========        ======      =======

Reporting by Segments

         We are primarily a specialty chemicals company because of our determination in fiscal 1998 to close our printing equipment division and focus on our KH-30 oil well cleaner and related products. However, a significant portion of our revenues has been related to the printing and the graphic arts industry. We believe that in the future our chemical sales will increase and that our reliance on the graphic arts segment of the company will decrease. During the past two fiscal years, we have derived additional revenues by acting as a graphic arts products distributor.

         We do devote almost all of our time and effort into selling, promoting and developing our chemical products and we are continuing to increase our marketing efforts to develop new products as extensions of our original KH-30 product. We do believe that in the future our sales will increase. We also believe that our reliance on the graphic arts segment of the company will decrease.

         The following table shows the proportion of total revenues by segment in each of the last two fiscal years:

                                                                                            Specialty
       Fiscal Year                                                         Graphic Arts     Chemicals
       -----------                                                         ------------     ----------
         2004..........................................................      $486,075       $  485,976
         2005..........................................................      $549,462       $1,301,492


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

Recently Issued Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 for small business issues. The Company does not plan to adopt SFAS No. 123R prior to its fourth-quarter of fiscal 2006. The Company expects that the adoption of SFAS No. 123R will have a negative impact on the Company's consolidated results of operations. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

Quantitative and Qualitative disclosures About Market Risk

         The market risk inherent in our market risk sensitive instruments and positions are the potential losses arising from adverse changes in interest rate and foreign currency exchange rates.

Interest Rates

         At March 31, 2005, the Company had a loan that had a variable interest rate. The loan, which had an outstanding balance of $1,600,000 at March 31, 2005, was obtained in March 2004 and has a three-year term. The loan accrues interest at the greater of the prime rate of interest (as published in the Wall Street Journal) or 4% per annum. A one-percentage point increase in the prime rate of interest affecting our term loan would increase our net loss by $16,000 over the next fiscal year.

Foreign Currency Exchange Rates

         Although our business is international in scope, to date our product sales have been all U.S. dollar-denominated. As we expand, we may be affected by exchange rate fluctuations in foreign currencies relative to the U.S. dollar. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

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

         There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table shows the positions held by our board of directors and executive officers and their ages as of June 14, 2005.


 Name                                     Age       Position
 ----                                     ---       --------
 Ronald Wilen                             65        Chairman of the Board and Director
 Brian King                               52        Chief Executive Officer
 James McKeever, CPA                      39        Interim Chief Financial Officer
 Louis Bernstein                          55        Director
 Andrea Pampanini                         64        Director
 Martin Rappaport                         68        Director


         The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

         Ronald Wilen. Mr. Wilen has served as a member of our board since October 1995. Mr. Wilen served as our Chief Executive Officer from October 1995 to September 2004, our President from October 1995 to August 2001 and has been our Chairman of the Board since August 2001.

         Brian King. Mr. King was appointed as the company's Chief Executive Officer in September 2004. Prior to joining United Energy he was employed by Concord Camera Corp., a publicly traded company, from 1996 through 2004. During his tenure with Concord, Mr. King held several senior level officer positions including Chief Operating Officer and Senior Executive Vice President. Mr. King holds a BS from the University of Maryland and an MBA from Long Island University.

         James McKeever, CPA. Mr. McKeever has been our Interim Chief Financial Officer since January 2004. He also continues to be a partner in the accounting firm of Abrams & McKeever CPA's, which he joined in January 2000. Mr. McKeever has more than 15 years' experience in public accounting and financial reporting, and is a member of the American Institute of Certified Public Accountants.

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

Director Compensation

         Each non-employee director receives options for 10,000 shares of our common stock in lieu of an annual retainer and meeting fees. Other than the 10,000 options granted there are no special fees, contracts entered into, or payments made in consideration of any director's service as a director.

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

         To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended March 31, 2005, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

                           Summary Compensation Table

                                        Annual Compensation             Long-term Compensation
                                 -------------------------------- -----------------------------------
                                                        Other     Restricted  Securities
Name and                 Fiscal                        Annual       Stock       Underlying      LTIP     All other
Principal Position        year   Salary     Bonus    Compensation  Award(s)   Options/SARs    Payouts  Compensation
------------------       ------  ------     -----    ------------  --------   ------------    -------  ------------
                                  ($)        ($)         (1)                      (#)           ($)
Ronald Wilen             2005   205,547        -         18,639(2)       -             -          -             -
Chairman                 2004   196,931        -         22,266(2)       -             -          -             -

Brian King  CEO (3)      2005    60,000        -              -          -     1,250,000          -             -

Sanford M. Kimmel (4)    2005         -        -              -          -             -
Chief Financial Officer  2004    88,467      3,014       12,485          -             -          -             -

------------------------

(1) We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2) During the fiscal years ended March 31, 2005 and 2004, we paid for the leases on two automobiles used by Mr. Wilen under monthly lease payments. We also paid for medical insurance for Mr. Wilen at a rate of $509.59 per month.

(3) Mr. King was appointed as our Chief Executive Officer in September 2004 with an annual salary of $104,000.

(4) Mr. Kimmel resigned as our Chief Financial Officer in December 2003.

Options/SAR Grants in Fiscal Year Ended March 31, 2005


                                                     Percent of Total
                                                       Options/SARs
                          Number of Securities           Granted
                           Underlying Options/         to Employees           Exercise
Name                          SARs Granted            in Fiscal Year        or Base Price       Expiration
----                      --------------------       ----------------       -------------       ----------
                                   (#)                                         ($/Sh)
Ronald Wilen                          --                    --                   --                --
Chairman

Brian King  CEO (1)            1,250,000                   100%                $1.00               --


(1) Mr. King was appointed as our Chief Executive Officer in September 2004.

Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 2005 and Fiscal Year End Option/SAR Values


                                                             Number of Securities        Value of Unexercised In-
                                                            Underlying Unexercised              The-Money
                                                            Options/SARs at Fiscal        Options/SARs at Fiscal
                          Shares Acquired      Value              Year End                       Year End
Name                        on Exercise       Realized     Exercisable/Unexercisable     Exercisable/Unexercisable
----                        -----------       --------     -------------------------     -------------------------
                                (#)             ($)                  (#)                            ($)
Ronald Wilen                           --        --                   --                             --
Chairman

Brian King CEO (1)                     --        --                   --                             --

(1) Mr. King was appointed as our Chief Executive Officer in September 2004.

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

         An amendment and restatement of the 2001 Equity Incentive Plan increasing the number of shares issuable under the plan to a total of 4,000,000 was approved by the Board of Directors on May 29, 2002 and was approved by our shareholders at the annual meeting.

         Under the 2001 Plan, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

         There were stock options to purchase 545,000 shares of our common stock available for future grant as of March 31, 2005 under the 2001 Equity Incentive Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

         The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 9, 2005, by each of our directors, each of our executive officers named in the Summary Compensation Table above, all of our executive officers and directors as a group, and by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o United Energy Corp., 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.

                                                 Amount and
                                                 Nature of
         Name and Address                        Beneficial       Percent of
        of Beneficial Owner                      Ownership(1)     Class (1)
------------------------------------------------------------------------------
Ronald Wilen                                     4,087,000(2)     17.2%

Brian King                                         500,000(3)     2.1%

James McKeever, CPA                                  3,000        *

Louis Bernstein                                       --          *

Andrea Pampanini                                    52,500(4)     *

Martin Rappaport                                 3,020,100(5)     12.5%

Sanford M. Kimmel(6)                                  --          *

All current executive officers and directors
as a group (5 persons)                           7,652,600        30.8%

5% or Greater Stockholders:

UNRG Investments LLC                             1,500,000(7)     6.3%
3960 Howard Hughes Parkway, 5th Floor
Las Vegas, NV 89109

LSR Capital UNRG, LLC                            1,500,000(7)     6.3%
50 Charles Lindbergh Blvd., Suite 500
Uniondale, NY 11553

Robert L. Seaman                                 1,866,359(8)     7.9%
515 Madison Ave.
New York, NY 10022

Laurus Master Fund, Ltd.                         1,742,200(9)     7.3%
c/o Ironshore Corporate Services Ltd.
P.O. Box 1234 G.T.
Queensgate House, South Church Street
Grand Cayman, Cayman Islands

Joseph J. Grano, Jr.                             2,466,667(10)    10.1%
375 Park Avenue, Suite 2008
New York, NY 10152

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

(3) Represents stock options to purchase 1,250,000 shares at an exercise price of $1.00 per share. Of the 1,250,000 shares covered by the stock options, 500,000 shares are currently exercisable and 750,000 shares shall vest and become exercisable on September 7, 2005.

(4) Includes stock options to purchase 10,000 shares at an exercise price of $.70 per share and 10,000 shares at an exercise price of $1.80 per share, which are currently exercisable.

(5) Includes (i) stock options to purchase 10,000 shares at an exercise price of $.70 per share and 10,000 shares at an exercise price of $1.80 per share, which are currently exercisable, but are subject to reduction, on a proportional basis, if Mr. Rappaport voluntarily resigns as a director prior to November 2004; and (ii) stock options to purchase 50,000 shares at an exercise price of $1.11 per share and warrants to purchase 750,000 shares of common stock at an exercise price of $2.00 per share, which are currently exercisable.

(6)  Mr. Kimmel resigned as our Chief Financial Officer in December 2003.

(7) Includes 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

(8) Includes (i) 1,366,359 shares held by Mr. Seaman; (ii) 100,000 shares held by the law firm Seaman & Wehle, of which Mr. Seaman is a member; and (iii) options to purchase 400,000 shares at an exercise price of $1.11 per share, all of which are currently exercisable.

(9) Represents 1,142,200 shares which may be acquired immediately upon conversion of an outstanding secured convertible term note at a conversion price of $0.80 per share and 600,000 shares which may be purchased immediately upon exercise of an outstanding common stock purchase warrant at an average exercise price of $1.50 per share. The convertible note and warrant contain provisions which restrict Laurus from beneficially owning in excess of 4.9% of our outstanding shares of common stock. Laurus Capital Management, LLC, a Delaware limited liability company, may be deemed a control person of the shares owned by Laurus Master Fund, Ltd. David Grin and Eugene Grin are the principals of Laurus Capital Management, LLC. The address for Messrs. Grin is 825 Third Avenue, 14th Floor, New York, New York 10022.

(10) Includes 1,266,667 shares of common stock, warrants to purchase 500,000 shares of common stock and warrants to acquire 700,000 shares of common stock.

Equity Compensation Plan Information

         The following table provides information regarding the status of our existing equity compensation plans at March 31, 2005.

                                                                                                Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                                                                                    under equity
                                              Number of securities                               compensation plans
                                                to be issued upon         Weighted-average      (excluding securities
                                                   exercise of           exercise price of        reflected in the
                                              outstanding options,      outstanding option,            second
               Plan Category                   warrants and rights      warrants and rights             column)
               -------------                   -------------------      -------------------     ---------------------
Equity compensation plans approved by               3,455,000                  $1.20                    545,000
security holders

Equity compensation plans not approved by           5,125,000                  $1.63                       --
security holders

     Total                                          8,580,000                                           545,000


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Martin Rappaport, one of our directors, owns the building in which we lease our principal executive offices in Secaucus, New Jersey. We pay approximately $100,000 per year under the lease, excluding real estate taxes. We believe that this transaction was advantageous to us and was on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS

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

----------------------------

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



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed or expected to billed by Imowitz, Koenig & Co., LLP ("Imowitz") for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2005 and 2004 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years were approximately $65,800 and $47,400, respectively.

Audit-Related Fees

         No fees were billed by Imowitz for audit-related services rendered for accounting consultations for the fiscal years ended March 31, 2005 and 2004.

Tax Fees

         No fees were billed by Imowitz for tax services rendered for the fiscal years ended March 31, 2005 and 2004.

All Other Fees

         Imowitz did not render any other services, other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the fiscal year ended March 31, 2005 or for the fiscal year ended March 31, 2004.

Audit Committee

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


                               UNITED ENERGY CORP.


Date:  June 14, 2005           By: /s/ Brian King
                                   -------------------------------
                                    Brian King
                                    Chief Executive Officer
                                    (principal executive officer)


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


                                            UNITED ENERGY CORP.



Date:  June 14, 2005                        By: /s/ Brian King
                                                --------------------------------
                                                 Brian King
                                                 Chief Executive Officer


                                            By: /s/ James McKeever
                                                --------------------------------
                                                 James McKeever
                                                 Interim Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Brian King                                   Chief Executive Officer and Director     June 14, 2005
--------------------------------------------     (principal executive officer)
Brian King


/s/ James McKeever                               Interim Chief Financial Officer          June 14, 2005
--------------------------------------------     (principal financial and accounting
James McKeever                                   officer)


                                                 Director                                 June 14, 2005
--------------------------------------------
Louis Bernstein


/s/ Andrea Pampanini                             Director                                 June 14, 2005
--------------------------------------------
Andrea Pampanini


/s/ Martin Rappaport                             Director                                 June 14, 2005
--------------------------------------------
Martin Rappaport

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                                   FORM 10-KSB

                                     ITEM 7

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements of United Energy Corp. and its subsidiaries required to be included in Item 7 is listed below:

                                                                                      Page
                                                                                      ----
Report of independent registered public accounting firm..........................      F-2

Consolidated balance sheets as of March 31, 2005 and March 31, 2004..............  F-3-F-4

For the periods ended March 31, 2005 and 2004:
         Consolidated statements of operations...................................      F-5
         Consolidated statements of stockholders' equity (deficit)...............      F-6
         Consolidated statements of cash flows................................... F-7- F-8
Notes to consolidated financial statements....................................... F-9-F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of United Energy Corporation:

We have audited the accompanying consolidated balance sheets of United Energy Corporation (a Nevada corporation) and subsidiaries as of March 31, 2005 and March 31, 2004 and the related consolidated statements of income, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Energy Corporation and subsidiaries as of March 31, 2005 and March 31, 2004 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ IMOWITZ, KOENIG & CO., LLP
New York, New York
June 1, 2005

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                                                             March 31,          March 31,
                                                                               2005               2004
                                                                             ---------         ----------
                            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $  365,610         $1,518,025
     Accounts receivable, net of allowance for doubtful                         783,004            393,941
       accounts of $22,192 and $45,736 respectively
     Inventory, net of allowance of $16,290 and                                 135,960            176,487
       $16,290, respectively
     Note receivable, net of reserve of $31,350 and                              28,650             63,650
       $31,350, respectively
     Prepaid expenses and other current assets                                  120,574             80,296
                                                                             ----------         ----------
          Total current assets                                                1,433,798          2,232,399

PROPERTY AND EQUIPMENT, net                                                     165,587            243,313

OTHER ASSETS:
     Goodwill, net                                                               15,499             17,509
     Patents, net of accumulated amortization of $92,486                        295,603            309,424
       and $67,032, respectively
     Loans receivable                                                               137              1,538
     Deposits                                                                     1,385             76,385
     Deferred financing costs, net of accumulated
       amortization of $104,303 and  $2,000, respectively                       206,590            310,893
                                                                             ----------         ----------
          Total assets                                                       $2,118,599         $3,191,461
                                                                             ==========         ==========


The accompanying notes are an integral part of these consolidated statements

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                                                                 March 31,           March 31,
                                                                                   2005                2004
                                                                               ------------        ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                          $    258,940        $    276,115
     Accrued expenses                                                                96,106             379,098
     Convertible term note payable                                                  583,330             349,998
     Due to related parties                                                         377,741             244,141
                                                                               ------------        ------------
          Total current liabilities                                               1,316,117           1,249,352

LONG TERM LIABILITIES:
     Convertible term note payable                                                  672,268           1,120,133
                                                                               ------------        ------------
          Total liabilities                                                       1,988,385           2,369,485
                                                                               ------------        ------------

STOCKHOLDERS' EQUITY:
     Common stock: $0.01 par value 100,000,000 shares
      authorized; 23,255,267  and 22,180,270 shares                                 232,552             221,802
      issued and outstanding as of March 31, 2005
      and  March 31, 2004
     Additional paid-in capital                                                  12,308,963          11,143,266
     Stock subscription receivable                                                  (13,333)                  -
     Accumulated deficit                                                        (12,397,968)        (10,543,092)
                                                                               ------------        ------------
          Total stockholders' equity                                                130,214             821,976
                                                                               ------------        ------------
          Total liabilities and stockholders' equity                           $  2,118,599        $  3,191,461
                                                                               ============        ============


The accompanying notes are an integral part of these consolidated statements

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                                                  2005            2004
                                                                                  ----            ----
REVENUES, net                                                                 $ 1,850,954     $    972,051

COST OF GOODS SOLD                                                                759,064          516,647
                                                                              -----------      -----------
    Gross profit                                                                1,091,890          455,404
                                                                              -----------      -----------
OPERATING EXPENSES:
    Selling, general and administrative                                         2,581,033        2,674,968
    Oil well operating and maintenance cost-net                                         -          102,662
    Impairment loss                                                                 2,010          121,777
    Depreciation, amortization and depletion                                       84,401          127,177
                                                                              -----------      -----------
        Total operating expenses                                                2,667,444        3,026,584
                                                                              -----------      -----------
        Loss from operations                                                   (1,575,554)      (2,571,180)
                                                                              -----------      -----------
OTHER INCOME (EXPENSE), net:
        Interest income                                                             7,796            8,765
        Interest expense                                                         (287,118)          (6,683)
                                                                              -----------      -----------
            Total other (expense) income, net                                    (279,322)           2,082
                                                                              -----------      -----------
            Net loss                                                          $(1,854,876)     $(2,569,098)
                                                                              ===========      ===========
BASIC AND DILUTED LOSS PER SHARE:
            Total basic and diluted loss per share                            $     (0.08)     $     (0.12)
                                                                              ===========      ===========
WEIGHTED AVERAGE NUMBER OF SHARES,
       OUTSTANDING, basic and diluted                                          22,365,901       22,180,270
                                                                              ===========      ===========


The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                             Common Stock          Additional                       Stock
                                          --------------------      Paid-In       Accumulated    Subscription
                                          Shares        Amount      Capital         Deficit       Receivable       Total
                                          ------        ------      -------         -------       ----------       -----
 BALANCE, April 1, 2003                 22,180,270    221,802     10,698,752      (7,973,994)           --     2,946,560
 Options granted in consideration
   for services                                 --         --          9,700              --            --         9,700
 Warrants granted in consideration
   for convertible term note                    --         --        281,670              --            --       281,670
 Warrants granted in consideration
   for finance services                         --         --        153,144              --            --       153,144
 Net loss                                       --         --             --      (2,569,098)           --    (2,569,098)
                                         ----------   -------     ----------     -----------       -------    ----------
 BALANCE, March 31, 2004                 22,180,270   221,802     11,143,266     (10,543,092)           --       821,976
 Warrants granted in lieu of
   accrued expenses                              --        --         75,000              --            --        75,000
 Common stock issued in
   consideration for services               112,500     1,125         84,375              --            --        85,500
 Warrants granted in consideration
   for services                                  --        --         48,240              --            --        48,240
 Common stock issued in
    conversion of note payable              150,000     1,500        148,500              --            --       150,000
 Common stock issued in
    consideration for interest expense       12,497       125         12,372              --            --        12,497
 Warrants granted in consideration
    for convertible term note                    --        --        165,210              --            --       165,210
 Common stock issued for
    private placement                       800,000     8,000        632,000              --       (13,333)      626,667
 Net loss                                        --        --             --      (1,854,876)           --    (1,854,876)
                                        -----------   -------     ----------     -----------       -------    ----------
 BALANCE, March 31, 2005                 23,255,267   232,552     12,308,963     (12,397,968)      (13,333)      130,214
                                        ===========   ========    ==========     ===========       =======    ==========


  The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                              2005              2004
                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,854,876)   $(2,569,098)

Adjustments to reconcile net loss to net cash used in
operating activities
  Depreciation, amortization and depletion                     322,630        159,241
  Impairment loss                                                2,010        121,777
  Stock granted in consideration for services                   85,500           --
  Warrants granted in consideration for services                48,240           --
  Stock granted in consideration for interest expense           12,497           --
  Options granted in consideration for services                   --            9,700
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable, net             (389,063)       102,774
  Decrease in inventory                                         40,527         34,857
  Decrease in note receivable                                   35,000         85,384
  (Increase) decrease in prepaid expenses                      (40,279)        24,231
  Decrease (increase)  in deposits                              75,000        (45,000)
  (Decrease) increase in accounts payable and accrued
    expenses                                                  (225,167)       162,967
                                                           -----------    -----------

    Net cash used in operating activities                   (1,887,981)    (1,913,167)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from loans receivable-net                             1,401            538
  Proceeds from sale of fixed asset                             15,000           --
  Payments for acquisition of property and equipment-net       (29,469)      (177,843)
  Payments for patent                                          (11,633)      (102,695)
                                                           -----------    -----------

    Net cash used in investing activities                      (24,701)      (280,000)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible term note                             --        1,750,000
  Proceeds from related party payable                          133,600
  Payments of finance costs                                       --         (159,750)
  Proceeds from issuance of common stock                       626,667           --
                                                           -----------    -----------

    Net cash provided by financing activities                  760,267      1,590,250
                                                           -----------    -----------

    Net decrease in cash and cash equivalents               (1,152,415)      (602,917)
CASH AND CASH EQUIVALENTS, beginning of period               1,518,025      2,120,942
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                   $   365,610    $ 1,518,025
                                                           ===========    ===========




The accompanying notes are an integral part of these consolidated statements

                      UNITED ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                        2005              2004
                                                        ----              ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period
  Interest                                           $  92,885         $  2,882
  Income taxes                                       $   1,520         $  2,154


Discount on convertible term loan                    $ 165,210         $281,670
Debt financing costs                                 $      --         $153,143
Conversion of note payable into common stock         $ 150,000         $     --
Conversion of accrued expenses due to a former
  employee into warrants                             $  75,000         $     --


  The accompanying notes are an integral part of these consolidated statements.

                      UNITED ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


1.       DESCRIPTION OF BUSINESS AND BUSINESS PLAN


         United Energy Corp. ("United Energy" or the "Company") considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty K-Product Line of Chemicals.

         Green Globe is operated as a separate subsidiary of United Energy and sells its products under the tradename Qualchem'TM'. Green Globe gives United Energy access to the chemistry and product lines of Green Globe which include environmentally friendly paint strippers and cleaners, many of which have been qualified for use by the U.S. Military. Green Globe developed a dual package of cleaning and drying "wipes" which produce a clear, non-reflective coating on glasses, computer screens and instrument panels. The "wipes" were developed for, and have received U.S. Military approval for, the cleaning of the instrument panels of combat aircraft.

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

         United Energy also produces a specialty chemical product called UNIPROOF'r', which is a photosensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or "blue line" paper.

         Slick Barrier is an underwater protective coating which prevents the adherence of barnacles to boat hulls. The product is another in the Company's line of environmental products in that it is environmentally friendly and biodegradable, which the Company believes to be particularly appealing in fresh water marine applications. The product is still being tested on pleasure boats throughout the United States and Europe. We expect to begin sales of the product by the end of 2005. A patent application on this product is in process.

         During the past two fiscal years ended March 31, 2005 and 2004, we have recorded aggregate losses from operations of $4,423,974 and have incurred total negative cash flows from operations of $3,801,148 for the same two-year period. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and Equipment

         Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases (15 years), which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended March 31, 2005 and 2004 was $92,196 and $132,660, respectively.

Property and equipment consists of the following at March 31, 2005 and 2004:

                                                                                          2005            2004
                                                                                          ----            ----
         Furniture and fixtures.................................................      $    74,379     $    68,036
         Machinery and equipment................................................          288,450         366,098
         Vehicles...............................................................           82,139          78,986
         Leasehold improvements.................................................           26,203          26,203
                                                                                      -----------      ----------
              ..................................................................          471,171         539,323
         Less- Impairment loss..................................................               --         (70,467)
         Less- Accumulated depreciation and amortization........................         (305,584)       (225,543)
                                                                                      -----------     -----------
         Property and equipment, net............................................      $   165,587     $   243,313
                                                                                      ===========     ===========

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

         As required by SFAS 142, the Company completed its transitional impairment testing of intangible assets. Under SFAS 142, the goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing fair value of a reporting unit with its carrying value, and (ii) if there is an impairment the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

         As of March 31, 2005 the Company completed its annual impairment testing of goodwill. The Company estimated the fair value of its goodwill by using discounted cash flow analysis. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $2,010 related to the Green Globe segment, during the year ended March 31, 2005. During the year ended March 31, 2004, the Company recorded a goodwill impairment charge of $51,310.

     Goodwill consists of the following at March 31, 2005 and 2004:

                                                                                          2005            2004
                                                                                          ----            ----
         Goodwill...............................................................      $    86,523     $    86,523
         Less: Impairment loss..................................................           53,320          51,310
         Less: Accumulated amortization.........................................           17,704          17,704
                                                                                      -----------     -----------

         Goodwill, net..........................................................      $    15,499     $    17,509
                                                                                      ===========     ===========

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

         The Company capitalized $17,352 for the oil leases and $68,571 for equipment, net of depreciation, amortization and depletion at March 31, 2004. The Company recorded an asset retirement obligation of $30,000 to cover the cost of capping the wells in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations."

         As of March 31, 2004 the company reviewed the carrying value of the oil well leases held by United Oil Corp. The Company estimated that the carrying value of the oil leases should be adjusted due to the sale of the oil well leases in April 2004. As a result the Company recorded an oil leases' impairment loss of $70,467.

         In April 2004, the Company sold their oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The company recognized no gain or loss on the sale of the oil well leases. In May 2004, the state of Wyoming returned the $75,000 deposit made by the company at the time the oil leases were purchased. There were no royalty payments received during the year ended March 31, 2005.

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

Stock-Based Compensation

         At March 31, 2005, the Company has stock based compensation plans, which are described more fully in Note 10. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. There was no stock based employee compensation cost for the years ended March 31, 2005 and 2004. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No.96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $208,740 and $9,700 for the years ended March 31, 2005 and 2004.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock based compensation:

                                                                 2005                2004

Net loss as reported                                         $ (1,854,876)       $ (2,569,098)
Add:
Stock based compensation expenses included in
reported net loss                                                 208,740               9,700
Deduct:
Total stock based employee compensation expense
determined under fair value based method for all
awards                                                           (690,488)         (1,361,668)
                                                             ------------        ------------
Pro forma                                                    $ (2,336,624)       $ (3,921,066)
                                                             ============        ============
Basic and diluted loss per common share
As reported                                                       $ (0.08)            $ (0.12)
                                                                  =======             =======
Pro forma                                                         $ (0.10)            $ (0.18)
                                                                  =======             =======


Recently Issued Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 for small business issues. The Company does not plan to adopt SFAS No. 123R prior to its fourth-quarter of fiscal 2006. The Company expects that the adoption of SFAS No. 123R will have a negative impact on the Company's consolidated results of operations. The company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

Per Share Data

          SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted loss per share for the years ended March 31, 2005 and 2004 does not include 8,580,000, and 6,430,000 stock options and warrants since the inclusion of the outstanding stock options and warrants would be antidilutive.

Concentrations of Risk

Cash and Cash Equivalents

         The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Accounts and Notes Receivable

         The Company had three customers which accounted for 87% and 50% of the total accounts receivable at March 31, 2005 and 2004 respectively. One company accounted for 14% and 50%, the second accounted for 56% and 0%, and the last accounted for 17% and 0% at March 31, 2005 and 2004 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations.

         At March 31, 2003, the Company converted an accounts receivable balance of $179,034 to a one year note receivable. The note accrues interest at the rate of 4.5%, was to be paid in 12 monthly installments and provides for a security interest in the inventory held by this customer. During the year ended March 31, 2004, the customer returned goods in the amount of $30,226, which reduced the note. Principal payments in the amount of $53,808 have also been received. In addition, the Company increased the reserve by $1,350 to $31,350. No interest has been paid to date. On March 28, 2004, the customer agreed to a balance of $95,000, which was to be paid $5,000 per month. During the year ended March 31, 2005, the customer made seven monthly payments. The balance at March 31, 2005 is $60,000, prior to the reserve of $31,350.

Significant Customers

         The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2005 and 2004, are as follows:

                                                                             2005           2004
                                                                             ----           ----

Customer A ...................................................                 3%            10%
Customer B ...................................................                30%            46%
Customer C ...................................................                39%             0%



Vendors

         The Company purchased supplies from major venders for the years ended March 31, 2005 and 2004, as follows:

                                                                             2005           2004
                                                                             ----           ----

Vendor A   ...................................................                21%            27%
Vendor B   ...................................................                12%             8%
Vendor C   ...................................................                11%             0%



Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, note and loan receivable, inventory, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

Reclassification

         Certain amounts from the prior year consolidated financial statement have been reclassified to conform to current year presentation with no effect on net income.

3.       INVENTORY

         Inventory consists of the following as of March 31, 2005 and 2004:

                                                                              2005           2004
                                                                              ----           ----

         Paper....................................................        $         -     $     4,416
         Blended chemical.........................................             80,380         104,668
         Raw materials............................................             55,580          67,403
                                                                          -----------     -----------
         Total inventory..........................................        $   135,960     $   176,487
                                                                          ===========     ===========


4.       RELATED PARTY TRANSACTIONS

         The Company had an amount due to Robert Seaman, a major shareholder and former director of the Company. The amount due as of March 31, 2005 and 2004 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

         Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $108,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

         During January and February 2005, the Companies Chairman of the Board, Ron Wilen, loaned the Company $133,600. The loan was unsecured, non interest bearing and due upon demand. This loan was repaid in April 2005.

5.       CONVERTIBLE DEBT

         On March 24, 2004, the Company issued a secured convertible term note (the "Term Note") in the amount of $1,750,000, which has a term of three years and accrues interest at the greater of the prime rate of interest, currently 5.75% per year at March 31, 2005 (as published in the Wall Street Journal), or 4% per year. Interest is payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commenced on October 1, 2004, at the rate of $58,333.

         The holder of the Term Note has the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. On March 18, 2005, in connection with the financing discussed in Note 7, the fixed conversion price was adjusted to $0.80. The Company's obligations under the Term Note are secured by a first priority security interest in the Company's assets. As of March 31, 2005, the holder of the Term Note converted $150,000 in principal into 150,000 shares of common stock. In addition, the holder of the Term Note received $12,497 of interest in shares of common stock. Between April 1 and June 1, 2005, the holder of the Term Note converted $117,800 in principal into 147,250 shares of common stock.

         During December 2004, the Company defaulted on the Term Note by failing to pay principal of $24,999. The Company also failed to pay principal of $116,666 for January and February 2005. On February 28, 2005, the Company entered into an Amendment and Waiver agreement (the "Amendment") with the holder of the Term Note. The amendment included a waiver by the holder of the Term Note of all Events of Default. In consideration for the waiver the Company, (i) paid the holder unpaid interest, (ii) prepaid $37,777 of additional interest and
(iii) issued a seven year warrant to purchase 300,000 shares of Common Stock with an exercise price ranging from $1.25 to $1.75. In addition, the holder agreed to defer the principal payments scheduled to be paid from December 2004 through May 2005 until the date of Maturity. (see note 7)

               Convertible term note                                               $1,600,000
               Discount on convertible term note                                     (344,402)
                                                                                   ----------
                                                                                    1,255,598
               Current portion                                                       (583,330)
                                                                                   ----------

               Long-Term Debt                                                      $  672,268
                                                                                   ==========

         Estimated maturities on long-term debt are as follows:
                      2005                                                         $  583,330
                      2006                                                         $  672,268


6.       COMMITMENTS AND CONTINGENCIES


Litigation

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

Lease Commitments

         The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2009. Certain leases contain renewal options. The following is a schedule of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2005.

                                                      Operating
              Year                                      Leases
              ----                                      ------
              2006                                     137,028
              2007                                     119,956
              2008                                      45,966
              2009                                       2,482
                                                     ---------
              Total minimum lease payments           $ 305,432
                                                     =========

         Operating lease expense was $129,806 and $131,509 for the years ended March 31, 2005 and 2004, respectively.

7.       STOCKHOLDERS' EQUITY

         On February 28, 2005, we entered into an amended agreement on the convertible term note (see note 5). The Company issued warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price per share ranging from $1.25 to $1.75. The warrants are fully exercisable for seven years from the date of issuance. The estimated fair value of the warrants of $165,210 was recorded as a discount to the convertible term note and is being amortized to interest expense over the life of the note. The unamortized amount as of March 31, 2005 was $158,423. As of March 31, 2005, these warrants were unexercised and outstanding.

         On March 18, 2005, we entered into a securities purchase agreement
(the "Agreement") with two private investors to issue shares of our common stock and warrants. The Agreement provides for two types of units, designated as Series A and Series B. The Series A Units each consist of 100,000 shares of our common stock and a Series A Warrant to purchase 50,000 shares of our common stock at $1.00 per share, subject to adjustment. The Series A Warrants expire five (5) years from the date they are issued. The purchase price for each Series A Unit is $80,000. The Agreement provides for the sale of up to twenty
(20) Series A Units.

         The Series B Units each consist of ten (10) shares of a new class of preferred stock that will be converted into 80,000 shares of our common stock in the aggregate, subject to adjustment, and Series B Warrant to purchase 40,000 shares of our stock at $1.50 per share. The Series B Warrants expire five (5) years from the date they are issued. The purchase price for each Series B Unit is $80,000. The Agreement provides for the sale of up to forty-two (42) Series B Units.

         On March 18, 2005, the contract date, we issued 8 Series A Units or 800,000 shares of our common stock for a purchase price of $640,000. Subsequent closings under the agreement are contingent upon orders from our customers, at the rate of one unit for each $100,000 of orders. The remaining Series A units must be purchased first, followed by Series B units. The investors have the right to purchase additional shares at any time.
The obligation of the investors to purchase units expires on March 17, 2006.

         The Agreement requires us to obtain shareholder approval for the authorization of the preferred stock within 75 days, or by June 1, 2005. The Agreement provides that the exercise price of the warrants is to be reduced by $0.01 for each day that approval is delayed, but not below $0.05 per share. As of June 1, 2005, we have not obtained the consent from the holders of a majority of our outstanding shares.

         During the year ended March 31, 2005, the Company issued an aggregate of 112,500 shares of common stock in exchange for consulting and legal services. These issuances were recorded as an increase to equity and consulting and legal expenses for the fair value of the shares of common stock on their respective grant dates.

         During the year ended March 31, 2004, in connection with the convertible term note (see note 5), the Company issued warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price per share ranging from $1.00 to $1.50. The warrants are fully exercisable for seven years from the date of issuance. The estimated fair value of the warrants of $281,670 was recorded as a discount to the convertible term note and is being amortized to interest expense over the life of the note. The unamortized amount as of March 31, 2005 was $185,979. As of March 31, 2005, these warrants were unexercised and outstanding.

         During the year ended March 31, 2004, the Company issued warrants in exchange for services provided in connection with the issuance of the convertible term note to purchase up to 175,000 shares of the Company's common stock at an exercise price per share of $1.50. The warrants are fully exercisable for five years from the date of issuance. The estimated fair value of $153,144 was recorded as a deferred financing cost and is being amortized over the life of the note. The unamortized amount as of March 31, 2005 was $101,116. As of March 31, 2005, these warrants were unexercised and outstanding.


8. INCOME TAXES

         Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2005, the Company had a net operating loss carryforward for tax purposes of approximately $10,429,000, which is available to reduce its future taxable income, and expires at various dates through 2024. $106,000 is expiring in 2015, $820,000 expiring in 2016, $889,000 expiring in 2017, $736,000 expiring in 2018, $100,000 expiring in 2020, $782,000 expiring in 2021, $2,692,000 expiring in 2022, $2,404,000 expiring in 2023 and $1,900,000 expiring in 2024. A full valuation allowance has been established against the deferred tax assets, which are mainly related to the net loss carryforward, due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

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

         There were stock options to purchase 545,000 shares of common stock for future grant as of March 31, 2005 under the 2001 equity incentive plan.

Fair Value of Stock Options

         For disclosure purposes under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                               2005              2004
                                                                               ----              ----
Expected life (in years)................................................        10                10
Risk-free interest rate.................................................      4.54%              4.54%
Volatility..............................................................    135.00             138.00
Dividend yield..........................................................         0%                 0%


Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.20 and $1.32 for the years ended March 31, 2005 and 2004, respectively.

Summary Stock Option Activity

         The following table summarizes stock option information with respect to all stock options for the year ended March 31, 2005 and 2004:


                                                                                       Weighted
                                                                         Weighted       Average
                                                                         Average       Remaining
                                                           Number of     Exercise     Contractual
                                                             Shares       Price       Life (Years)
                                                           ----------   ----------   --------------
Options outstanding March 31, 2003...................       2,445,020     $1.38
         Granted.....................................         475,000     $1.10
         Cancelled                                           (715,020)    $1.28
                                                            ---------
Options outstanding March 31, 2004.................         2,205,000     $1.32          8.32
                                                                                         ====
         Granted.....................................       1,250,000     $1.00
                                                            ---------
Options outstanding March 31, 2005.................         3,455,000     $1.20          7.98
                                                            =========                    ====



         As of March 31, 2005, there were 2,921,442 options exercisable with weighted average exercise price of $1.20 per share. Options outstanding at March 31, 2005 have an exercise price ranging between $0.70 to $2.00.

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

         The Company's total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2005 are as follows:

                                                           Graphic         Specialty
                                                            Arts           Chemicals       Corporate           Total
                                                            ----           ---------       ---------           -----
Revenues .......................................          $549,462        $1,301,492      $        --       $ 1,850,954
                                                          ========        ==========      ===========       ===========

Gross profit.....................................         $238,146        $  853,744      $        --       $ 1,091,890
Sales, general and administrative expenses.......          143,942         1,431,225        1,005,866         2,581,033
Depreciation, amortization and depletion.........               --            74,535            9,866            84,401
Impairment loss..................................               --             2,010               --             2,010
Interest expense (income)........................               --                --          279,322           279,322
                                                          --------        ----------    -------------       -----------
Income (loss) from continuing operations.........         $ 94,204        $ (654,026)   $  (1,295,054)      $(1,854,876)
                                                          ========        ==========    =============       ===========

Cash and cash equivalents........................         $     --        $       --    $     365,610       $   365,610
Accounts receivable..............................          140,617           642,387               --           783,004
Inventory........................................           20,080           115,880               --           135,960
Note receivable..................................           28,650                --               --            28,650
Loan receivable..................................               --                --              137               137
Prepaid expenses.................................               --                --          120,574           120,574
Fixed assets.....................................               --           143,633           21,954           165,587
Goodwill ........................................               --            15,499               --            15,499
Patent   ........................................               --           295,603               --           295,603
Deferred financing costs.........................               --                --          206,590           206,590
Deposits ........................................               --                --            1,385             1,385
                                                          --------        ----------    -------------       -----------
Total assets.....................................         $189,347        $1,213,002    $     716,250       $ 2,118,599
                                                          ========        ==========    =============       ===========
Capital expenditures.............................         $     --        $   23,018    $       6,451       $    29,469
                                                          ========        ==========    =============       ===========


         The Company's total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2004, are as follows:


                                                           Graphic         Specialty
                                                            Arts           Chemicals       Corporate           Total
                                                            ----           ---------       ---------           -----
Revenues .......................................          $486,075        $  485,976      $        --       $   972,051
                                                          ========        ==========      ===========       ===========

Gross profit.....................................         $244,328        $  211,076      $        --       $   455,404
Sales, general and administrative expenses.......          146,351         1,270,148        1,258,469         2,674,968
Oil well operating and maintenance costs-net.....               --           102,662               --           102,662
Depreciation, amortization and depletion.........               --           109,627           17,550           127,177
Impairment loss..................................               --           121,777               --           121,777
Interest expense (income)........................            6,683                --           (8,765)           (2,082)
                                                          --------       -----------      -----------       -----------
Income (loss) from continuing operations.........         $ 91,294       $(1,393,138)     $(1,267,254)      $(2,569,098)
                                                          ========       ===========      ===========       ===========

Cash and cash equivalents........................         $     --       $        --      $ 1,518,025       $ 1,518,025
Accounts receivable..............................          229,997           163,944               --           393,941
Inventory........................................           42,452           134,035               --           176,487
Note receivable..................................           63,650                --               --            63,650
Loan receivable..................................               --                --            1,538             1,538
Prepaid expenses.................................               --                --           80,296            80,296
Fixed assets.....................................               --           211,492           31,821           243,313
Goodwill ........................................               --            17,509               --            17,509
Patent   ........................................               --           309,424               --           309,424
Deferred financing costs.........................               --                --          310,893           310,893
Deposits ........................................               --            75,000            1,385            76,385
                                                          --------        ----------      -----------       -----------
Total assets.....................................         $336,099        $  911,404      $ 1,943,958       $ 3,191,461
                                                          ========        ==========      ===========       ===========
Capital expenditures.............................         $     --        $  175,953      $     1,890       $   177,843
                                                          ========        ==========      ===========       ===========

Geographic Information

                                                                  2005           2004
                                                                  ----           ----
U.S.                                                          $  938,504       $850,021
Venezuela                                                        729,575             --
Netherlands                                                       50,200         98,850
Other                                                            132,675         23,180
                                                              ----------       --------
Totals                                                        $1,850,954       $972,051
                                                              ==========       ========



11. Subsequent Events

         On April 27, 2005, the Company entered into a consulting agreement to provide advisory and business development services. In consideration for these services, the Company issued warrants to purchase 500,000 shares of our common stock at an exercise price of $1.34. The Company also issued warrants to purchase an additional 500,000 shares of our common stock at an exercise price of $2.00 per share. The warrants are fully exercisable for ten years. The initial 100,000 warrants vest immediately. The estimated fair value of the warrants of $129,720 will be recorded as consulting expense during the first quarter of the year ended March 31, 2006. The remainder of the warrants will vest, if it all, in increments of 100,000 warrants for each $5,000,000 of net revenues recognized as a result of business generated through contacts that the consultant brings to us.

                             STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...................'TM'
The registered trademark symbol shall be expressed as........'r'
The section symbol shall be expressed as.....................'SS'