Form 10QSB
period 2005-06-30
UNITED ENERGY CORP /NV/
filed 2005-08-12
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

Commission File No. 000-30841

UNITED ENERGY CORP.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	22-3342379 (I.R.S. Employer Identification No.)

600 Meadowlands Parkway #20, Secaucus, N.J. (Address of principal executive offices)	07094 (Zip Code)

(800) 327-3456

(Small business issuer’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2005
Common Stock, $.01 par value	25,147,517 shares

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND MARCH 31, 2005

	June 30, 2005	March 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,208	$365,610
Accounts receivable, net of allowance for doubtful accounts of $11,214 and $22,192, respectively	145,934	783,004
Inventory, net of allowance of $16,290 and $16,290, respectively	139,370	135,960
Note receivable, net of reserve of $31,350 and $31,350, respectively	18,650	28,650
Prepaid expenses and other current assets	64,043	120,574

Total current assets	583,205	1,433,798

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $322,034 and $305,584 respectively	158,253	165,587

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $99,126 and $92,486, respectively	301,110	295,603
Loans receivable	—	137
Deposits	1,385	1,385
Deferred financing costs, net of accumulated amortization of $132,379 and $106,303, respectively	180,514	206,590

Total assets	$1,239,966	$2,118,599

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND MARCH 31, 2005

	June 30, 2005	March 31, 2005

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$145,870	$258,940
Accrued expenses	92,132	96,106
Convertible term note payable, net of discount	12,529	583,330
Due to related parties	244,141	377,741

Total current liabilities	494,672	1,316,117

LONG TERM LIABILITIES:
Convertible term note payable, net of discount	540,565	672,268

Total liabilities	1,035,237	1,988,385

STOCKHOLDERS’ EQUITY:
Common stock: $0.01 par value 100,000,000 shares authorized; 24,187,517 and 23,255,267 shares issued and outstanding as of June 30, 2005 and March 31, 2005	241,875	232,552
Additional paid-in capital	13,175,160	12,308,963
Stock subscription receivable	—	(13,333)
Accumulated deficit	(13,212,306)	(12,397,968)

Total stockholders’ equity	204,729	130,214

Total liabilities and stockholders’ equity	$1,239,966	$2,118,599

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	For the Three Months Ended June 30,
	2005	2004

	(Unaudited)
REVENUES, net	$76,610	$268,637

COST OF GOODS SOLD	61,717	113,035

Gross profit	14,893	155,602

OPERATING EXPENSES:
Selling, general and administrative	721,422	668,316
Depreciation and amortization	17,245	19,611

Total operating expenses	738,667	687,927

Loss from operations	(723,774)	(532,325)

OTHER INCOME (EXPENSE), net:
Interest income	10	5,698
Interest expense	(90,574)	(69,392)

Total other expense, net	(90,564)	(63,694)

Net loss	$(814,338)	$(596,019)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	23,529,472	22,216,534

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

			Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Total

	Common Stock

	Shares	Amount

BALANCE, April 1, 2005	23,255,267	232,552	12,308,963	(12,397,968)	(13,333)	130,214
Common stock issued in conversion of note payable	932,250	9,323	736,477	—	—	745,800
Proceeds from stock subscription receivable	—	—	—	—	13,333	13,333
Warrants granted in consideration for consulting services	—	—	129,720	—	—	129,720
Net loss	—	—	—	(814,338)	—	(814,338)

BALANCE, June 30, 2005	24,187,517	241,875	13,175,160	(13,212,306)	—	204,729

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(814,338)	$(596,019)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	92,460	77,585
Stock granted in consideration for services	—	55,500
Warrants granted in consideration for services	129,720	48,240

Changes in operating assets and liabilities
Decrease in accounts receivable, net	637,071	192,503
Increase in inventory, net	(3,410)	(67,520)
Decrease in note receivable, net	10,000	10,000
Decrease (increase) in prepaid expenses	56,532	(52,441)
Decrease in deposits	—	75,000
Decrease in accounts payable and accrued expenses	(117,044)	(277,504)

Net cash used in operating activities	(9,009)	(534,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from loans receivable-net	137	276
Proceeds from the sale of fixed assets	—	15,000
Payments for acquisition of property and equipment	(9,116)	(7,787)
Payments for patents	(12,147)	(755)

Net cash (used in) provided by investing activities	(21,126)	6,734

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party payable	(133,600)	—
Proceeds from stock subscription receivable	13,333	—

Net cash used in financing activities	(120,267)	—

Net decrease in cash and cash equivalents	(150,402)	(527,922)
CASH AND CASH EQUIVALENTS, beginning of period	365,610	1,518,025

CASH AND CASH EQUIVALENTS, end of period	$215,208	$990,103

The accompanying notes are an intergral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$705	$14,011
Income taxes	$1,006	$1,110

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses due to former employee into warrants	$—	$75,000
Conversion of note payable into common stock	$745,800	$—

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2005 (unaudited) and the results of its operations for the three months ended June 30, 2005 and 2004 (unaudited) and cash flows for the three months ended June 30, 2005 and 2004(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2006.

The consolidated balance sheet as of March 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

Going Concern - During the past two fiscal years ended March 31, 2005 and 2004, the Company has recorded aggregate losses from operations of $4,423,974 and has incurred total negative cash flow from operations of $3,801,148 for the same two-year period. During the three months ended June 30, 2005 the Company experienced a net loss from operations of $814,338 and negative cash flow from operating activities of $9,009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity – The Company’s continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company’s product lines. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

2.	CONVERTIBLE DEBT

On March 24, 2004, the Company issued a secured convertible term note in the amount of $1,750,000, which has a term of three years and accrues interest at the greater of the prime rate of interest, currently 6.25% per year (as published in the Wall Street Journal), or 4% per year. Interest is payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commenced on October 1, 2004, at the rate of $58,333.

The holder of the Term Note has the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. On March 18, 2005, in connection with the financing, the fixed conversion price was adjusted to $0.80. The Company’s obligations under the Term Note are secured by a first priority security interest in the Company’s assets. During the quarter ended June 30, 2005, the holder of the Term Note converted $745,800 in principal into 932,250 shares of common stock. Between July 1 and August 12, 2005, the holder of the Term Note converted $687,631 in principal and $369 in interest into 860,000 shares of common stock.

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SEGMENT INFORMATION

Under the provision of SFAS No. 131, the Company’s activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company’s industry segment information for the three months and three months ended June 30, 2005 and 2004.

The Company’s total revenues and net loss by segment for the three month period ended June 30, 2005 and identifiable assets as of June 30, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$271	$76,339	$—	$76,610

Gross profit	$271	$14,622	$—	$14,893
General and administrative	34,332	466,444	220,646	721,422
Depreciation, amortization and depletion	—	14,917	2,328	17,245
Interest income	—	—	10	10
Interest expense	—	—	90,574	90,574

Net loss	$(34,061)	$(466,739)	$(313,538)	$(814,338)

Cash and cash equivalents	$—	$—	$215,208	$215,208
Accounts receivable, net	74,295	71,639	—	145,934
Inventory, net	20,025	119,345	—	139,370
Note receivable, net	18,650	—	—	18,650
Prepaid expenses	—	—	64,043	64,043
Property and equipment, net	—	132,176	26,077	158,253
Goodwill, net	—	15,499	—	15,499
Patents, net	—	301,110	—	301,110
Deferred note costs	—	—	180,514	180,514
Deposits	—	—	1,385	1,385

Total assets	$112,970	$639,769	$487,227	$1,239,966

Capital Expenditures	$—	$9,116	$—	$9,116

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s total revenues and net income (loss) by segment for the three month period ended June 30, 2004 and identifiable assets as of June 30, 2004 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$70,699	$197,938	$—	$268,637

Gross profit	$31,801	$123,801	$—	$155,602
General and administrative	23,110	361,660	283,546	668,316
Depreciation, amortization and depletion	—	17,556	2,055	19,611
Interest income	—	—	5,698	5,698
Interest expense	—	—	69,392	69,392

Net income (loss)	$8,691	$(255,415)	$(349,295)	$(596,019)

Cash and cash equivalents	$—	$—	$990,103	$990,103
Accounts receivable, net	73,464	127,974	—	201,438
Inventory, net	107,070	136,937	—	244,007
Note receivable, net	53,650	—	—	53,650
Prepaid expenses	—	45,700	87,037	132,737
Property and equipment, net	—	184,580	29,766	214,346
Goodwill, net	—	17,509	—	17,509
Patents, net	—	303,896	—	303,896
Loan receivable, net	—	—	1,262	1,262
Deferred note costs	—	—	284,818	284,818
Deposits	—	—	1,385	1,385

Total assets	$234,184	$816,596	$1,394,371	$2,445,151

Capital Expenditures	$—	$7,787	$—	$7,787

GEOGRAPHICAL INFORMATION	REVENUE
	2005	2004

U.S.	$76,610	$127,649
Non U.S.	—	140,988

Total revenue	$76,610	$268,637

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	SALE OF OIL WELL LEASES

In April 2004, the Company sold their oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The Company recognized no gain or loss on the sale of the oil well leases. In May 2004, the state of Wyoming returned the $75,000 deposit made by the company at the time the oil leases were purchased.

5.	RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a major shareholder and former director of the Company. Amount due to the related party as of June 30, 2005 and 2004 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $108,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

During January and February 2005, the Companies Chairman of the Board, Ron Wilen, loaned the Company $133,600. The loan was unsecured, non interest bearing and due upon demand. The loan was repaid in April 2005.

6.	STOCK-BASED COMPENSATION

At June 30, 2005, the Company has stock-based compensation plans. As permitted by SFAS No.123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. In December 2004, the Financial Accounting Standards Board issued SFAS 123R “Share Based Payments.” SFAS 123R requires public companies to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. The Company will adopt SFAS 123R during the fourth quarter. Stock-based compensation for non-employees was $129,720 and $67,100 for the three months ended June 30, 2005 and 2004, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Three Months Ended June 30,

	2005	2004

Net loss as reported	$(814,338)	$(596,019)
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	(163,756)	(45,954)

Pro forma loss	$(978,094)	$(641,973)

Basic and diluted loss per common share
As reported	$(0.03)	$(0.03)
Pro forma	$(0.04)	$(0.03)
7.	COMMITMENTS AND CONTINGENCIES

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

8.	RECLASSIFICATION

Certain amounts from the prior period consolidated financial statements have been reclassed to conform to current period presentation with no effect on the net income.

9.	SUBSEQUENT EVENT

During July 2005, the Company issued one additional Series A unit or 100,000 shares of its common stock for a purchase price of $80,000 as per the securities purchase agreement dated March 18, 2005.

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

Overview

We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

•	KH-30 paraffin dispersant for the oil industry and related products;
•	Uniproof specialty-coated proofing paper for the printing industry; and
•	following additional testing, “Slick Barrier” underwater protective coatings for use in marine applications.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenues. Revenues for the three months ended June 30, 2005 were $76,610, a $192,027, or 71% decrease from revenues of $268,637 in the comparable three months of 2004. The decrease in revenues was due to lower sales of Specialty Chemicals and Uniproof proofing paper. Specialty Chemicals, which include sales of our KH-30 products and Green Globe/Qualchem military sales, decreased by $121,599 to $76,339, or 61% compared to $197,938 in the comparable three months in the previous year. This decrease was due primarily to lower sales of our KH-30 family of oil dispersant products. Uniproof proofing paper sales decreased $70,428 due to no orders from our primary customer.

Cost of Goods Sold. Cost of goods sold decreased $51,318, or 45% to $61,717 or 81% of sales, for the three months ended June 30, 2005 from $113,035, or 42% of sales for the three months ended June 30, 2004. The decrease in cost of goods sold and the higher percentage of sales was due to the lower sales levels.

Gross Profit. Gross profit for the three months ended June 30, 2005, decreased by $140,709, or 90% to $14,893 or 19% of sales compared with $155,602 or 58% of sales in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales of specialty chemicals and Uniproof proofing paper.

Operating Costs and Expenses

General and Administrative Expenses. General and administrative expenses increased $53,106 to $721,422 or 942% of sales for the three months ended June 30, 2005 compared with $668,316 or 249% of sales for the three months ended June 30, 2004. The increase in general and administrative expenses is primarily related to an increase in professional fees for consulting services partially offset by lower salaries and benefits due to the departure of certain executives, lower travel and entertainment expenses, marketing expense, insurance and office expenses.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the three months ended June 30, 2005 as compared to June 30, 2004.

Interest Expense. The Company had interest expense of $90,574 for the three months ended June 30, 2005 compared with interest expense of $69,392 in the corresponding period in 2004. The increase was due to the additional warrants issued to the holder of the convertible term note in February 2005.

Net Loss. The three months ended June 30, 2005 resulted in a net loss of $814,338 or $0.03 per share as compared to a net loss of $596,019 or $0.03 per share for the three months ended June 30, 2004. The average number of shares of common stock used in calculating earnings per share increased 1,312,938 shares to 23,529,472 as a result of 932,250 shares issued for the conversion of the note payable and 800,000 shares issued in connection with the private placement.

Liquidity and Capital Resources

As of June 30, 2005, the Company had $215,208 in cash and cash equivalents, as compared to $365,610 at March 31, 2005.

The $150,402 decrease in cash and cash equivalents was due to net cash used in operating activities of $9,009, net cash used in investing activities of $21,126 and net cash used in financing activities of $120,267. Cash used in investing activities consisted of payments of $12,147 related to patent applications for KH-30 and the purchase of production equipment and other fixed assets of $9,116, which was partially offset by receipt from loans of $137. Cash used in financing activities consisted of the payment of a related party payable of $133,600, partially offset by the receipt of stock subscription receivable of $13,333.

During July 2005, the Company issued one additional Series A Unit or 100,000 shares of its common stock for a purchase price of $80,000 as per the securities purchase agreement dated March 18, 2005

As of June 30, 2005 the Company had no backlog. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

During the past two fiscal years ended March 31, 2005 and 2004, the Company has recorded aggregate losses from operations of $4,423,974 and has incurred total negative cash flow from operations of $3,801,148 for the same two-year period. During the three months ended June 30, 2005, the Company experienced a net loss from operations of $814,338 and negative cash flow from operating activities of $9,009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company’s product lines. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

Concentration of Risk

The Company sells its Uniproof proofing paper to three customers. One of these customers constitutes 98% of Graphic Arts sales and 26% of total customer sales for the three months period ended June 30, 2004. There were no sales to this customer during the three months ended June 30, 2005. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectible. The Company believes that this customer will purchase additional product and the Company would use that as leverage to collect any outstanding balances.

Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our market risk sensitive variable interest rate debt is the potential losses arising from adverse changes in interest rates.

At June 30, 2005, the Company had a loan that had a variable interest rate. The loan, which had an outstanding balance of $845,200 at June 30, 2005, was obtained in March 2004 and has a three-year term. The loan accrues interest at the greater of the prime rate of interest (as published in the Wall Street Journal) or 4% per annum. A one-percentage point increase in the prime rate of interest affecting our loan would increase our net loss by $8,452 over a year.

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

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

United Energy Corp.

FORM 10-QSB

June 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Small business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2005	UNITED ENERGY CORP.
	By:	/s/ Brian King

Brian King, Chief Executive Officer (as principal executive officer)

By:	/s/ James McKeever

James McKeever, Interim Chief Financial Officer (as principal financial and accounting officer)