Form 10QSB
period 2005-09-30
UNITED ENERGY CORP /NV/
filed 2005-11-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding as of November 14, 2005 25,505,882 shares

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND MARCH 31, 2005

	September 30, 2005	March 31, 2005
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$212,410	$365,610
Accounts receivable, net of allowance for doubtful accounts of $8,166 and $22,192, respectively	67,540	783,004
Inventory, net of allowance of $16,290 and $16,290, respectively	196,136	135,960
Note receivable, net of reserve of $31,350 and $31,350, respectively	13,650	28,650
Prepaid expenses and other current assets	53,507	120,574
Total current assets	543,243	1,433,798

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $338,636 and $305,734 respectively	141,801	165,587

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $105,933 and $92,486, respectively	305,831	295,603
Employee loans	300	137
Deposits	1,385	1,385
Deferred financing costs, net of accumulated amortization of $106,303 at March 31, 2005	–	206,590
Total assets	$1,008,059	$2,118,599

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND MARCH 31, 2005

	September 30, 2005	March 31, 2005
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$323,446	$258,940
Accrued expenses	103,105	96,106
Convertible term note payable, net of discount	–	583,330
Due to related parties	444,141	377,741
Total current liabilities	870,692	1,316,117

LONG TERM LIABILITIES:
Convertible term note payable, net of discount	–	672,268
Total liabilities	870,692	1,988,385

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock: $0.01 par value 100,000,000 shares authorized; 25,505,882 and 23,255,267 shares issued and outstanding as of September 30, 2005 and March 31, 2005	255,059	232,552
Additional paid-in capital	14,656,168	12,308,963
Stock subscription receivable	–	(13,333)
Accumulated deficit	(14,773,860)	(12,397,968)
Total stockholders’ equity	137,367	130,214
Total liabilities and stockholders’ equity	$1,008,059	$2,118,599

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$88,465	$386,412	$165,075	$655,049

COST OF GOODS SOLD	75,082	228,942	136,799	341,977

Gross profit	13,383	157,470	28,276	313,072

OPERATING EXPENSES:
Selling, general and administrative	1,071,941	713,866	1,793,363	1,382,182
Depreciation and amortization	17,415	21,175	34,660	40,786
Total operating expenses	1,089,356	735,041	1,828,023	1,422,968

Loss from operations	(1,075,973)	(577,571)	(1,799,747)	(1,109,896)

OTHER INCOME (EXPENSE), net:
Interest income	13	1,675	23	7,373
Interest expense	(485,594)	(68,639)	(576,168)	(138,031)
Total other expense, net	(485,581)	(66,964)	(576,145)	(130,658)

Net loss	$(1,561,554)	$(644,535)	$(2,375,892)	$(1,240,554)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	25,047,652	22,299,086	24,292,710	22,257,810

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

			Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Total
	Common Stock
	Shares	Amount

BALANCE, April 1, 2005	23,255,267	$232,552	$12,308,963	$(12,397,968)	$(13,333)	$130,214
Common stock issued in consideration of note payable	2,000,000	20,000	1,580,000	—	—	1,600,000
Common stock issued in consideration for interest	615	7	485	—	—	492
Proceeds from stock subscription receivable	—	—	—	—	13,333	13,333
Warrants granted in consideration for consulting services	—	—	129,720	—	—	129,720
Compensation expense associated with options	—	—	387,000	—	—	387,000
Exercise of options	150,000	1,500	171,000	—	—	172,500
Common stock issued for private placement	100,000	1,000	79,000	—	—	80,000
Net loss	—	—	—	(2,375,892)	—	(2,375,892)
BALANCE, September 30, 2005	25,505,882	$255,059	$14,656,168	$(14,773,860)	$—	$137,367

The accompanying notes are an integral part of this consolidated statement.

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,375,892)	$(1,240,554)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	597,340	156,462
Stock granted in consideration for services	–	55,500
Warrants granted in consideration for services	129,720	48,240
Stock granted in consideration for interest expense	492	12,497
Compensation expense associated with options	387,000	–

Changes in operating assets and liabilities
Decrease in accounts receivable, net	715,464	58,711
(Increase) decrease in inventory, net	(60,176)	4,005
Decrease in note receivable, net	15,000	25,000
Decrease in prepaid expenses	67,068	29,184
Decrease in deposits	–	75,000
Increase (decrease) in accounts payable and accrued expenses	71,506	(281,495)

Net cash used in operating activities	(452,478)	(1,057,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(163)	(641)
Proceeds from sale of fixed asset	–	15,000
Payments for acquisition of property and equipment	(9,116)	(24,122)
Payments for patents	(23,676)	(6,835)

Net cash used in investing activities	(32,955)	(16,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	200,000	–
Payment of related party payable	(133,600)	–
Proceeds from the exercise of stock options	172,500	–
Proceeds from the issuance of common stock	80,000	–
Proceeds from stock subscription receivable	13,333	–

Net cash provided by financing activities	332,233	–

Net decrease in cash and cash equivalents	(153,200)	(1,074,048)

CASH AND CASH EQUIVALENTS, beginning of period	365,610	1,518,025

CASH AND CASH EQUIVALENTS, end of period	$212,410	$443,977

UNITED ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$1,070	$20,147
Income taxes	$1,434	$1,510

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses due to former employee into warrants	$–	$75,000
Conversion of note payable into common stock	$1,600,000	$100,000

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2005 (unaudited) and the results of its operations for the three months and six months ended September 30, 2005 and 2004 (unaudited) and cash flows for the six months ended September 30, 2005 and 2004(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months and six months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2006.

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

Going Concern - During the past two fiscal years ended March 31, 2005 and 2004, the Company has recorded aggregate losses from operations of $4,423,974 and has incurred total negative cash flow from operations of $3,801,148 for the same two-year period. During the six months ended September 30, 2005 the Company experienced a net loss from operations of $2,375,892 and negative cash flow from operating activities of $452,478. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 24, 2004, the Company issued a secured convertible term note in the amount of $1,750,000, which had a term of three years and accrued interest at the greater of the prime rate of interest, currently 4.75% per year (as published in the Wall Street Journal), or 4% per year. Interest was payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commenced on October 1, 2004, at the rate of $58,333.

The holder of the Term Note had the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price was subject to adjustment for stock splits, stock dividends and similar events. On March 18, 2005, in connection with the financing, the fixed conversion price was adjusted to $0.80. The Company’s obligations under the Term Note were secured by a first priority security interest in the Company’s assets. During the six months ended September 30, 2005, the holder of the Term Note converted the remaining $1,600,000 in principal and $492 of interest into 2,000,615 shares of common stock.

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SEGMENT INFORMATION

Under the provision of SFAS No. 131, the Company’s activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company’s industry segment information for the three months and six months ended September 30, 2005 and 2004.

The Company’s total revenues and net loss by segment for the three month period ended September 30, 2005 and identifiable assets as of September 30, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$211	$88,254	$—	$88,465
Gross profit	$(59)	$13,442	$—	$13,383
Selling, general and administrative	44,194	725,539	302,208	1,071,941
Depreciation and amortization	—	15,083	2,332	17,415
Interest income	—	—	13	13
Interest expense	—	—	485,594	485,594
Net loss	$(44,253)	$(727,180)	$(790,121)	$(1,561,554)
Cash and cash equivalents	$—	$—	$212,410	$212,410
Accounts receivable, net	35,002	32,538	—	67,540
Inventory, net	68,898	127,238	—	196,136
Note receivable, net	13,650	—	—	13,650
Prepaid expenses	—	—	53,507	53,507
Property and equipment, net	—	118,056	23,745	141,801
Goodwill, net	—	15,499	—	15,499
Patents, net	—	305,831	—	305,831
Loan receivable, net	—	—	300	300
Deposits	—	—	1,385	1,385
Total assets	$117,550	$599,162	$291,347	$1,008,059
Capital Expenditures	$—	$9,116	$—	$9,116

The Company’s total revenues and net loss by segment for the six month period ended September 30, 2005, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$482	$164,593	$—	$165,075
Gross profit	$212	$28,064	$—	$28,276
Selling, general and administrative	78,526	1,191,983	522,854	1,793,363
Depreciation and amortization	—	30,000	4,660	34,660
Interest income	—	—	23	23
Interest expense	—	—	576,168	576,168
Net loss	$(78,314)	$(1,193,919)	$(1,103,659)	$(2,375,892)

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s total revenues and net income (loss) by segment for the three month period ended September 30, 2004 and identifiable assets as of September 30, 2004 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$266,448	$119,964	$—	$386,412
Gross profit	$110,980	$46,490	$—	$157,470
Selling, general and administrative	40,085	390,702	283,079	713,866
Depreciation and amortization	—	18,797	2,378	21,175
Interest income	—	—	1,675	1,675
Interest expense	—	—	68,639	68,639
Net income (loss)	$70,895	$(363,009)	$(352,421)	$(644,535)
Cash and cash equivalents	$—	$—	$443,977	$443,977
Accounts receivable, net	188,863	146,367	—	335,230
Inventory, net	28,733	143,749	—	172,482
Note receivable, net	38,650	—	—	38,650
Prepaid expenses	—	6,750	44,362	51,112
Property and equipment, net	—	177,416	30,299	207,715
Goodwill, net	—	17,509	—	17,509
Patents, net	—	303,613	—	303,613
Loan receivable, net	—	—	2,180	2,180
Deferred note costs	—	—	258,742	258,742
Deposits	—	—	1,385	1,385
Total assets	$256,246	$795,404	$780,945	$1,832,595
Capital Expenditures	$—	$21,210	$2,912	$24,122

The Company’s total revenues and net income (loss) by segment for the six month period ended September 30, 2004, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$337,147	$317,902	$—	$655,049
Gross profit	$142,781	$170,291	$—	$313,072
Selling, general and administrative	63,195	752,362	566,625	1,382,182
Depreciation and amortization	—	36,353	4,433	40,786
Interest income	—	—	7,373	7,373
Interest expense	—	—	138,031	138,031
Net income (loss)	$79,586	$(618,424)	$(701,716)	$(1,240,554)

GEOGRAPHICAL INFORMATION	REVENUE
	2005	2004

U.S.	$165,075	$515,624
Non U.S.	—	139,425
Total revenue	$165,075	$655,049

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	SALE OF OIL WELL LEASES

In April 2004, the Company sold their oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The Company recognized no gain or loss on the sale of the oil well leases. In May 2004, the state of Wyoming returned the $75,000 deposit made by the company at the time the oil leases were purchased.

5.	RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a major shareholder and former director of the Company. Amount due to the related party as of September 30, 2005 and 2004 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $108,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

During January and February 2005, the Chairman of the Board, Ron Wilen, loaned the Company $133,600. The loan was unsecured, non interest bearing and due upon demand. The loan was repaid in April 2005.

During August 2005, the Chairman of the Board, Ron Wilen and the Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans are both unsecured, non interest bearing and due upon demand.

6.	STOCK-BASED COMPENSATION

At September 30, 2005, the Company has stock-based compensation plans. As permitted by SFAS No.123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. December 2004, the Financial Accounting Standards Board issued SFAS 123R “Share Based Payments.” SFAS 123R requires public companies to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. The Company will adopt SFAS 123R during the fourth quarter. Stock-based compensation for non-employees was $129,720 and $91,220 for the six months ended September 30, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(1,561,554)	$(644,535)	$(2,375,892)	$(1,240,554)
Add:
Stock based employee compensation expense included in reported net income	387,000	—	387,000	—
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	(133,981)	(104,846)	(297,737)	(154,800)
Pro forma loss	$(1,308,535)	$(749,381)	$(2,286,629)	$(1,395,354)
Basic and diluted loss per common share
As reported	$(0.06)	$(0.03)	$(0.10)	$(0.06)
Pro forma	$(0.05)	$(0.03)	$(0.09)	$(0.06)
7.	COMMITMENTS AND CONTINGENCIES

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

Certain amounts from the prior period consolidated financial statements have been reclassed to conform to current period presentation with no effect on the net income

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues. Revenues for the three months ended September 30, 2005 were $88,465, a $297,947, or 77% decrease from revenues of $386,412 in the comparable three months of 2004. The decrease in revenues was due to lower levels of Specialty Chemicals and Uniproof proofing paper sales during the quarter. Specialty Chemicals, which includes sales of our KH-30 products and Green Globe/Qualchem military sales, decreased by $31,710 to $88,254, or 26% compared to $119,964 in the comparable three months in the previous year. This decrease was due primarily to lower sales of our KH-30 family of oil field dispersant products. Uniproof proofing paper sales decreased $266,237 due to no orders from our primary customer.

Cost of Goods Sold. Cost of goods sold decreased $153,860, or 67% to $75,082 or 85% of sales, for the three months ended September 30, 2005 from $228,942, or 59% of sales for the three months ended September 30, 2004. The decrease in cost of goods sold and higher percentage of sales was due to the lower sales levels.

Gross Profit. Gross profit for the three months ended September 30, 2005, decreased by $144,087, or 91% to $13,383 or 15% of sales compared with $157,470 or 41% of sales in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales of specialty chemicals and Uniproof proofing paper sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $358,075 to $1,071,941 or 1,212% of sales for the three months ended September 30, 2005 compared with $713,866 for the three months ended September 30, 2004. The increase in selling, general and administrative expenses was primarily related to an increase in salaries due to the exercise of options, partially offset by a decrease in professional fees.

Depreciation and Amortization. Depreciation and amortization decreased by $3,760 to $17,415 or 18% for the three months ended September 30, 2005 as compared to $21,175 for the three months ended September 30, 2004. The decrease was due to the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

Interest Expense. The Company had interest expense of $485,594 for the three months ended September 30, 2005 compared with interest expense of $68,639 in the corresponding period in 2004. The increase was due to the additional warrants issued to the holder of the convertible term note issued in February 2005 and satisfied in August 2005.

Net Loss. The three months ended September 30, 2005 resulted in a net loss of $1,561,554 or $0.06 per share as compared to a net loss of $644,535 or $0.03 per share for the three months ended September 30, 2004. The average number of shares of common stock used in calculating earnings per share increased 2,748,566 shares to 25,047,652 as a result of 2,000,615 shares issued for the conversion of the note payable and interest payable, 900,000 shares issued in connection with the private placement and 150,000 shares issued in connection with the exercise of options.

Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004

Revenues. Revenues for the six-month period ended September 30, 2005 were $165,075, a $448,974 or 75% decrease from revenues of $655,049 in the comparable six-month period ended September 30, 2004. The decrease in revenues was due to lower levels of specialty chemicals and Uniproof proofing paper sales during the six months ended September 30, 2005. Specialty Chemicals, which includes sales of our KH-30 products and Green Globe/Qualchem products, decreased by $153,309 to $164,593, or 48% compared to $317,902 in the comparable six month period ended September 30, 2004. The decrease was primarily related to a 60% decrease in sales of our KH-30 family of oil field dispersant products reflecting a lower level of orders partially offset by a 41% increase in Green Globe/Qualchem military sales. Uniproof proofing paper sales decreased $336,665 due to no orders from our primary customer.

Cost of Goods Sold. Cost of goods sold decreased 60% to $136,799 or 83% of sales, for the six-month period ended September 30, 2005 from $341,977 or 52% of sales, for the six-month period ended September 30, 2004. The decrease in cost of goods sold and higher percentage of sales was due to the lower sales level.

Gross Profit. Gross profit for the six-month period ended September 30, 2005 was 17% or $28,276, a $284,796 or 91% decrease from a 48% gross profit or $313,072 in the corresponding period of fiscal 2004. The decrease in gross profit and gross profit percentage reflect the lower levels of sales of specialty chemicals and Uniproofing paper.

Operating Costs and Expenses

Selling, general and Administrative Expenses. Selling, general and administrative expenses increased $411,182, or 30% to $1,793,364, or 1,086% of revenues for the six-month period ended September 30, 2005 from $1,382,182, or 211% of revenues for the six-month period ended September 30, 2004. The increase in selling, general and administrative expenses was primarily related to an increase in salaries due to the exercise of options partially offset by a decrease in professional fees.

Depreciation and Amortization. Depreciation and amortization decreased by $6,126 or 15% to $34,660 for the six months ended September 30, 2005 as compared to $40,786 for the six months ended September 30, 2004. The decrease was due to the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

Interest Expense. The Company had interest expense of $576,168 for the six-month period ended September 30, 2005 compared with interest expense of $138,031 in the corresponding period in 2004. The increase was due to the additional warrants issued to the holder of the convertible term note issued in February 2005 and satisfied in August 2005.

Net Loss. The six month period ended September 30, 2005 resulted in a net loss of $2,375,892 or $0.10 per share compared to a net loss of $1,240,554 or $0.06 per share for the comparable period ended September 30, 2004. The average number of shares of common stock used in calculating earnings per share increased by 2,034,900 to 24,292,710 shares at September 30, 2005 compared with 22,257,810 at September 30, 2004 as a result of 2,000,615 shares issued for the conversion of the note payable and interest payable, 900,000 shares issued in connection with the private placement and 150,000 shares issued in connection with the exercise of options.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $212,410 in cash and cash equivalents, as compared to $365,610 at March 31, 2005.

The $153,200 decrease in cash and cash equivalents was due to net cash used in operating activities of $452,478, net cash used in investing activities of $32,955, partially offset by net cash provided by financing activities of $332,233. Cash used in investing activities consisted of employee loans of $163, $23,676 related to patent applications for KH-30 and the S-2 technology and the purchase of production equipment and other fixed assets of $9,116. Cash provided by financing activities consisted of proceeds from related parties of $200,000, proceeds from the exercise of stock options of $172,500, proceeds from the issuance of common stock of $80,000, the receipt of stock subscription receivable of $13,333, partially offset by the payment of related party payable of $133,600.

During July 2005, the Company issued one additional Series A Unit or 100,000 shares of its common stock for a purchase price of $80,000 as per the securities purchase agreement dated March 18, 2005.

As of September 30, 2005 the Company’s backlog included $106,019 of paper sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

During the past two fiscal years ended March 31, 2005 and 2004, the Company has recorded aggregate losses from operations of $4,423,974 and has incurred total negative cash flow from operations of $3,801,148 for the same two-year period. During the six months ended September 30, 2005, the Company experienced a net loss from operations of $2,375,892 and negative cash flow from operating activities of $452,478. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company’s product lines. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

Concentration of Risk

The Company sells its Uniproof proofing paper to three customers. One of these customers constitutes 99% of Graphic Arts sales and 51% of total customer sales for the six months period ended September 30, 2004. There were no sales to this customer during the six months ended September 30, 2005. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectible. The Company believes that this customer will purchase additional product and the Company would use that as leverage to collect any outstanding balances.

Quantitative and Qualitative Disclosures about Market Risk

The Company is not subject to market risk as there are no outstanding loans as of September 30, 2005.

Item 3.	Controls and Procedures.

Evaluation of the Company’s Disclosure Controls

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”). This evaluation (the “controls evaluation”) was done under the supervision and participation of the Company’s management, including its chief executive officer (the “CEO”) and interim chief financial officer (the “CFO”). Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company’s disclosure controls based on and as of the dated of the controls evaluation.

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

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7, Commitments and Contingencies to the Consolidated Financial Statements.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon Senior Securities

See note 2, Convertible Debt

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

September 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Small Business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005		UNITED ENERGY CORP.
	By:	/s/ Brian King
Brian King, Chief Executive Officer (as principal executive officer)
By:	/s/ James McKeever
James McKeever, Interim Chief Financial Officer (as principal financial and accounting officer)