Form 10QSB
period 2005-12-31
UNITED ENERGY CORP /NV/
filed 2006-02-13
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File No. 000-30841

UNITED ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	22-3342379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Meadowlands Parkway #20, Secaucus, N.J.	07094
(Address of principal executive offices)	(Zip Code)

(800) 327-3456
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2006

Common Stock, $.01 par value	26,755,882 shares

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND MARCH 31, 2005

	December 31, 2005	March 31, 2005

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,658	$365,610
Accounts receivable, net of allowance for doubtful accounts of $3,258 and $22,192, respectively	119,246	783,004
Inventory, net of allowance of $16,290 and $16,290, respectively	135,759	135,960
Note receivable, net of reserve of $17,500 and $31,350, respectively	17,500	28,650
Prepaid expenses and other current assets	50,285	120,574

Total current assets	406,448	1,433,798

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $354,970 and $305,734 respectively	147,060	165,587

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $112,767 and $92,486, respectively	301,168	295,603
Employee loans	159	137
Deposits	1,385	1,385
Deferred financing costs, net of accumulated amortization of $106,303 at March 31, 2005	—	206,590

Total assets	$871,719	$2,118,599

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND MARCH 31, 2005

	December 31, 2005	March 31, 2005

	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$266,047	$258,940
Accrued expenses	74,191	96,106
Convertible term note payable, net of discount	—	583,330
Due to related parties	444,141	377,741

Total current liabilities	784,379	1,316,117

LONG TERM LIABILITIES:
Convertible term note payable, net of discount	—	672,268

Total liabilities	784,379	1,988,385

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock: $0.01 par value 100,000,000 shares authorized; 26,030,882 and 23,255,267 shares issued and outstanding as of December 31, 2005 and March 31, 2005	260,309	232,552
Additional paid-in capital	15,123,418	12,308,963
Stock subscription receivable	—	(13,333)
Accumulated deficit	(15,296,387)	(12,397,968)

Total stockholders’ equity	87,340	130,214

Total liabilities and stockholders’ equity	$871,719	$2,118,599

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$225,220	$537,450	$390,295	$1,192,499

COST OF GOODS SOLD	113,705	247,916	250,504	589,893

Gross profit	111,515	289,534	139,791	602,606

OPERATING EXPENSES:
Selling, general and administrative	615,999	555,861	2,409,362	1,938,043
Depreciation and amortization	17,326	21,252	51,986	62,038

Total operating expenses	633,325	577,113	2,461,348	2,000,081

Loss from operations	(521,810)	(287,579)	(2,321,557)	(1,397,475)

OTHER INCOME (EXPENSE), net:
Interest income	9	411	32	7,784
Interest expense	(726)	(70,330)	(576,894)	(208,361)

Total other expense, net	(717)	(69,919)	(576,862)	(200,577)

Net loss	$(522,527)	$(357,498)	$(2,898,419)	$(1,598,052)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.02)	$(0.12)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	25,782,241	22,411,245	24,791,025	22,309,328

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

	Common Stock		Additional Paid-In Capital		Stock Subscription Receivable
				Accumulated
	Shares	Amount		Deficit		Total

BALANCE, April 1, 2005	23,255,267	$232,552	$12,308,963	$(12,397,968)	$(13,333)	$130,214
Common stock issued in consideration of note payable	2,000,000	20,000	1,580,000	—	—	1,600,000
Common stock issued in consideration for interest	615	7	485	—	—	492
Proceeds from stock subscription receivable	—	—	—	—	13,333	13,333
Warrants granted in consideration for consulting services	—	—	129,720	—	—	129,720
Compensation expense associated with options	—	—	387,000	—	—	387,000
Exercise of options	300,000	3,000	342,000	—	—	345,000
Common stock issued for private placement	475,000	4,750	375,250	—	—	380,000
Net loss	—	—	—	(2,898,419)	—	(2,898,419)

BALANCE, December 31, 2005	26,030,882	$260,309	$15,123,418	$(15,296,387)	$—	$87,340

The accompanying notes are an integral part of this consolidated statement.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,898,419)	$(1,598,052)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	620,508	235,690
Stock granted in consideration for services	—	55,500
Warrants granted in consideration for services	129,720	48,240
Stock granted in consideration for interest expense	492	12,497
Compensation expense associated with options	387,000	—

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable, net	663,758	(106,920)
Decrease in inventory, net	201	15,174
Decrease in note receivable, net	11,150	30,000
Decrease (increase) in prepaid expenses	70,289	(8,994)
Decrease in deposits	—	75,000

Decrease in accounts payable and accrued expenses	(14,807)	(184,420)

Net cash used in operating activities	(1,030,108)	(1,426,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(22)	901
Proceeds from sale of fixed asset	—	15,000
Payments for acquisition of property and equipment	(30,709)	(26,053)
Payments for patents	(25,846)	(8,375)

Net cash used in investing activities	(56,577)	(18,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	200,000	—
Payment of related party payable	(133,600)	—
Proceeds from the exercise of stock options	345,000	—
Proceeds from the issuance of common stock	380,000	—
Proceeds from stock subscription receivable	13,333	—

Net cash provided by financing activities	804,733	—

Net decrease in cash and cash equivalents	(281,952)	(1,444,812)

CASH AND CASH EQUIVALENTS, beginning of period	365,610	1,518,025

CASH AND CASH EQUIVALENTS, end of period	$83,658	$73,213

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$1,756	$40,131
Income taxes	$1,434	$1,520

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses due to former employee into warrants	$—	$75,000
Conversion of note payable into common stock	$1,600,000	$150,000

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2005 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2005 and 2004 (unaudited) and cash flows for the nine months ended December 31, 2005 and 2004(unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months and nine months ended December 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2006.

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

          Going Concern - During the past two fiscal years ended March 31, 2005 and 2004, the Company has recorded aggregate losses from operations of $4,423,974 and has incurred total negative cash flow from operations of $3,801,148 for the same two-year period. During the nine months ended December 31, 2005 the Company experienced a net loss from operations of $2,898,419 and negative cash flow from operating activities of $1,030,108. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          On March 24, 2004, the Company issued a secured convertible term note in the amount of $1,750,000, which had a term of three years and accrued interest at the greater of the prime rate of interest, currently 7.50% per year (as published in the Wall Street Journal), or 4% per year. Interest was payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commenced on October 1, 2004, at the rate of $58,333.

          The holder of the Term Note had the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price was subject to adjustment for stock splits, stock dividends and similar events. On March 18, 2005, in connection with the financing, the fixed conversion price was adjusted to $0.80. The Company’s obligations under the Term Note were secured by a first priority security interest in the Company’s assets. During the nine months ended December 31, 2005, the holder of the Term Note converted the remaining $1,600,000 in principal and $492 of interest into 2,000,615 shares of common stock.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	SEGMENT INFORMATION

          Under the provision of SFAS No. 131, the Company’s activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company’s industry segment information for the three months and nine months ended December 31, 2005 and 2004.

          The Company’s total revenues and net loss by segment for the three month period ended December 31, 2005 and identifiable assets as of December 31, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$106,259	$118,961	$—	$225,220

Gross profit	$44,747	$66,768	$—	$111,515
Selling, general and administrative	60,251	254,696	301,052	615,999
Depreciation and amortization	—	15,756	1,570	17,326
Interest income	—	—	9	9
Interest expense	—	—	726	726

Net loss	$(15,504)	$(203,684)	$(303,339)	$(522,527)

Cash and cash equivalents	$—	$—	$83,658	$83,658
Accounts receivable, net	46,019	73,227	—	119,246
Inventory, net	7,737	128,022	—	135,759
Note receivable, net	17,500	—	—	17,500
Prepaid expenses	—	—	50,285	50,285
Property and equipment, net	—	111,705	35,355	147,060
Goodwill, net	—	15,499	—	15,499
Patents, net	—	301,168	—	301,168
Loan receivable, net	—	—	159	159
Deposits	—	—	1,385	1,385

Total assets	$71,256	$629,621	$170,842	$871,719

Capital Expenditures	$—	$17,529	$13,180	$30,709

          The Company’s total revenues and net loss by segment for the nine month period ended December 31, 2005, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$106,741	$283,554	$—	$390,295

Gross profit	$44,959	$94,832	$—	$139,791
Selling, general and administrative	138,777	1,446,679	823,906	2,409,362
Depreciation and amortization	—	45,756	6,230	51,986
Interest income	—	—	32	32
Interest expense	—	—	576,894	576,894

Net loss	$(93,818)	$(1,397,603)	$(1,406,998)	$(2,898,419)

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          The Company’s total revenues and net income (loss) by segment for the three month period ended December 31, 2004 and identifiable assets as of December 31, 2004 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$212,095	$325,355	$—	$537,450

Gross profit	$95,548	$193,986	$—	$289,534
Selling, general and administrative	35,452	302,070	218,339	555,861
Depreciation and amortization	—	18,549	2,703	21,252
Interest income	—	—	411	411
Interest expense	—	—	70,330	70,330

Net income (loss)	$60,096	$(126,633)	$(290,961)	$(357,498)

Cash and cash equivalents	$—	$—	$73,213	$73,213
Accounts receivable, net	268,540	232,321	—	500,861
Inventory, net	20,080	141,233	—	161,313
Note receivable, net	33,650	—	—	33,650
Prepaid expenses	—	33,137	56,153	89,290
Property and equipment, net	—	156,823	29,527	186,350
Goodwill, net	—	17,509	—	17,509
Patents, net	—	298,769	—	298,769
Loan receivable, net	—	—	637	637
Deferred note costs	—	—	232,666	232,666
Deposits	—	—	1,385	1,385

Total assets	$322,270	$879,792	$393,581	$1,595,643

Capital Expenditures	$—	$21,210	$4,843	$26,053

          The Company’s total revenues and net income (loss) by segment for the nine month period ended December 31, 2004, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$549,242	$643,257	$—	$1,192,499

Gross profit	$238,329	$364,277	$—	$602,606
Selling, general and administrative	98,647	1,054,432	784,964	1,938,043
Depreciation and amortization	—	54,902	7,136	62,038
Interest income	—	—	7,784	7,784
Interest expense	—	—	208,361	208,361

Net income (loss)	$139,682	$(745,057)	$(992,677)	$(1,598,052)

	REVENUE
GEOGRAPHICAL INFORMATION	2005	2004

U.S.	$321,863	$860,574
Non U.S.	68,432	331,925

Total revenue	$390,295	$1,192,499

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	SALE OF OIL WELL LEASES

In April 2004, the Company sold their oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The Company recognized no gain or loss on the sale of the oil well leases. In May 2004, the state of Wyoming returned the $75,000 deposit made by the company at the time the oil leases were purchased.

5.	RELATED-PARTY TRANSACTIONS

          The Company has an amount due to Robert Seaman, a major shareholder and former director of the Company. Amount due to the related party as of December 31, 2005 and 2004 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

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

At December 31, 2005, the Company has stock-based compensation plans. As permitted by SFAS No.123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. December 2004, the Financial Accounting Standards Board issued SFAS 123R “Share Based Payments.” SFAS 123R requires public companies to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. The Company will adopt SFAS 123R during the fourth quarter. Stock-based compensation for non-employees was $129,720 and $103,740 for the nine months ended December 31, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation:

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2005	2004	2005	2004

Net loss as reported	$(522,527)	$(357,498)	$(2,898,419)	$(1,598,052)

Add:
Stock based employee compensation expense included in reported net income	—	—	387,000	—
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	(45,954)	(287,039)	(343,691)	(441,839)

Pro forma loss	$(568,481)	$(644,537)	$(2,855,110)	$(2,039,891)

Basic and diluted loss per common share

As reported	$(0.02)	$(0.02)	$(0.12)	$(0.07)

Pro forma	$(0.02)	$(0.03)	$(0.12)	$(0.09)

7.	COMMITMENTS AND CONTINGENCIES

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

          Certain amounts from the prior period consolidated financial statements have been reclassified to conform to current period presentation with no effect on the net income.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	SUBSEQUENT EVENTS

          During January 2006, the Company issued the remaining 7.25 units or 725,000 shares of its common stock for a purchase price of $580,000 as per the securities purchase agreement dated March 18, 2005.

          On January 26, 2006, the Company entered into the First Amendment to the securities agreement dated March 18, 2005. The agreement was scheduled to expire on its first anniversary, March 18, 2006. The amendment changes that date to the earlier of March 18, 2008 or thirty (30) days after notice of termination from the holder of a majority of the shares issued under the agreement. For the period beginning on the date of the amendment through June 30, 2007, the consent of the majority holder is required for the Company to do any of the following:

(i) contract for equity financing or debt financing with an equity component or issue any equity securities or securities convertible to equity;

(ii) incur indebtedness in excess of $250,000 other than trade debt in the ordinary course of business;

(iii) merge or consolidate or sell, transfer or license our assets outside of the ordinary course of business;

(iv) enter into an operating or capital lease in a transaction or series of transactions with annual payments in excess of $250,000;

(v) make capital expenditures in excess of $125,000 per fiscal year;

(vi) grant exclusive distribution rights with respect to any of our products; or

(vii) permit any of our officers to sign or endorse any check, note, draft or other form of indebtedness in excess of $5,000 without the prior written authority of our Chairman.

          We also agreed that from the date of the amendment through March 18, 2009 we will not negotiate or contract for a future offering without first providing to the investors a ten-day right of first refusal to participate in the future offering. To the extent the investors choose not to participate, we will then have 60 days to complete the future offering without re-offering the investors the right to participate.

          During the period from the date of the amendment through March 18, 2008, the majority holder has the right to designate someone to receive notices of our Board of Directors meetings and attend as an observer.

          For so long as the investors hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the majority holder shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ending September 30, 2006;

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements; or

(iii) if the investors purchase an aggregate of twenty-one or more Series B Units.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

          Revenues. Revenues for the three months ended December 31, 2005 were $225,220, a $312,230, or 58% decrease from revenues of $537,450 in the comparable three months of 2004. The decrease in revenues was due to lower levels of Specialty Chemicals and Uniproof proofing paper sales during the quarter. Specialty Chemicals, which includes sales of our KH-30 products and Green Globe/Qualchem military sales, decreased by $206,394 to $118,961, or 63% compared to $325,355 in the comparable three months in the previous year. This decrease was due primarily to lower sales of our KH-30 family of oil field dispersant products. Uniproof proofing paper sales decreased $105,836 to $106,259, or 50% compared to $212,095 in the comparable three months in the previous year. The decrease was due to fewer orders from our primary customer.

          Cost of Goods Sold. Cost of goods sold decreased $134,211, or 54% to $113,705 or 50% of sales, for the three months ended December 31, 2005 from $247,916, or 46% of sales for the three months ended December 31, 2004. The decrease in cost of goods sold and higher percentage of sales was due to the lower sales levels.

          Gross Profit. Gross profit for the three months ended December 31, 2005, decreased by $178,019, or 61% to $111,515 or 50% of sales compared with $289,534 or 54% of sales in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales of specialty chemicals and Uniproof proofing paper sales.

          Operating Costs and Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $60,138 to $615,999 or 274% of sales for the three months ended December 31, 2005 compared with $555,861 for the three months ended December 31, 2004. The increase in selling, general and administrative expenses was primarily related to an increase in salaries, benefits, insurance and bad debts, partially offset by a decrease in professional fees and travel and entertainment.

          Depreciation and Amortization. Depreciation and amortization decreased by $3,926 to $17,326 or 18% for the three months ended December 31, 2005 as compared to $21,252 for the three months ended December 31, 2004. The decrease was due to the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

          Interest Expense. The Company had interest expense of $726 for the three months ended December 31, 2005 compared with interest expense of $70,330 in the corresponding period in 2004. The decrease was due to the convertible term note being satisfied in August 2005.

          Net Loss. The three months ended December 31, 2005 resulted in a net loss of $522,527 or $0.02 per share as compared to a net loss of $357,498 or $0.02 per share for the three months ended December 31, 2004. The average number of shares of common stock used in calculating earnings per share increased 3,370,996 shares to 25,782,241 as a result of 2,000,615 shares issued for the conversion of the note payable and interest payable, 1,275,000 shares issued in connection with the private placement and 300,000 shares issued in connection with the exercise of options.

Nine Months Ended December 31, 2005 Compared to the Nine Months Ended December 31, 2004

          Revenues. Revenues for the nine-month period ended December 31, 2005 were $390,295, a $802,204 or 67% decrease from revenues of $1,192,499 in the comparable nine-month period ended December 31, 2004. The decrease in revenues was due to lower levels of specialty chemicals and Uniproof proofing paper sales during the nine months ended December 31, 2005. Specialty Chemicals, which includes sales of our KH-30 products and Green Globe/Qualchem products, decreased by $359,703 to $283,554, or 56% compared to $643,257 in the comparable nine month period ended December 31, 2004. The decrease was primarily related to a 63% decrease in sales of our KH-30 family of oil field dispersant products reflecting a lower level of orders partially offset by a 20% increase in Green Globe/Qualchem military sales. Uniproof proofing paper sales decreased $442,501 to $106,741, or 81% compared to $549,242 in the comparable nine month period ended December 31, 2005. The decrease was primarily related to fewer orders from our primary customer.

          Cost of Goods Sold. Cost of goods sold decreased 58% to $250,504 or 64% of sales, for the nine-month period ended December 31, 2005 from $589,893 or 49% of sales, for the nine-month period ended December 31, 2004. The decrease in cost of goods sold and higher percentage of sales was due to the lower sales level.

          Gross Profit. Gross profit for the nine-month period ended December 31, 2005 was 36% or $139,791, a $462,815 or 77% decrease from a 51% gross profit or $602,606 in the corresponding period of fiscal 2004. The decrease in gross profit and gross profit percentage reflect the lower levels of sales of specialty chemicals and Uniproofing paper.

          Operating Costs and Expenses

          Selling, general and Administrative Expenses. Selling, general and administrative expenses increased $471,319, or 24% to $2,409,362, or 6,173% of revenues for the nine-month period ended December 31, 2005 from $1,938,043, or 163% of revenues for the nine-month period ended December 31, 2004. The increase in selling, general and administrative expenses was primarily related to an increase in salaries due to the exercise of options, benefits and bad debts partially offset by a decrease in professional fees and travel and entertainment.

          Depreciation and Amortization. Depreciation and amortization decreased by $10,052 or 16% to $51,986 for the nine months ended December 31, 2005 as compared to $62,038 for the nine months ended December 31, 2004. The decrease was due to the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

          Interest Expense. The Company had interest expense of $576,894 for the nine-month period ended December 31, 2005 compared with interest expense of $208,361 in the corresponding period in 2004. The increase was due to the additional warrants issued to the holder of the convertible term note issued in February 2005 and satisfied in August 2005.

          Net Loss. The nine-month period ended December 31, 2005 resulted in a net loss of $2,898,419 or $0.12 per share compared to a net loss of $1,598,052 or $0.07 per share for the comparable period ended December 31, 2004. The average number of shares of common stock used in calculating earnings per share increased by 2,481,697 to 24,791,025 shares at December 31, 2005 compared with 22,309,328 at December 31, 2004 as a result of 2,000,615 shares issued for the conversion of the note payable and interest payable, 1,275,000 shares issued in connection with the private placement and 300,000 shares issued in connection with the exercise of options.

Liquidity and Capital Resources

          As of December 31, 2005, the Company had $83,658 in cash and cash equivalents, as compared to $365,610 at March 31, 2005.

          The $281,952 decrease in cash and cash equivalents was due to net cash used in operating activities of $1,030,108, net cash used in investing activities of $56,577, partially offset by net cash provided by financing activities of $804,733. Cash used in investing activities consisted of employee loans of $22, $25,846 related to patent applications for KH-30 and the S-2 technology and the purchase of production equipment and other fixed assets of $30,709. Cash provided by financing activities consisted of proceeds from related parties of $200,000, proceeds from the exercise of stock options of $345,000, proceeds from the issuance of common stock of $380,000, the receipt of stock subscription receivable of $13,333, partially offset by the payment of related party payable of $133,600.

          During the nine months ended December 31, 2005, the Company issued 4.75 additional Series A Unit or 475,000 shares of its common stock for a purchase price of $380,000 as per the securities purchase agreement dated March 18, 2005.

          During January 2006, the Company issued the remaining 7.25 units or 725,000 shares of its common stock for a purchase price of $580,000 as per the securities purchase agreement dated March 18, 2005.

          On January 26, 2006, the Company entered into the First Amendment to the securities agreement dated March 18, 2005. The agreement was scheduled to expire on its first anniversary, March 18, 2006. The amendment changes that date to the earlier of March 18, 2008 or thirty (30) days after notice of termination from the holder of a majority of the shares issued under the agreement. For the period beginning on the date of the amendment through June 30, 2007, the consent of the majority holder is required for the Company to do any of the following:

(i) contract for equity financing or debt financing with an equity component or issue any equity securities or securities convertible to equity;

(ii) incur indebtedness in excess of $250,000 other than trade debt in the ordinary course of business;

(iii) merge or consolidate or sell, transfer or license our assets outside of the ordinary course of business;

(iv) enter into an operating or capital lease in a transaction or series of transactions with annual payments in excess of $250,000;

(v) make capital expenditures in excess of $125,000 per fiscal year;

(vi) grant exclusive distribution rights with respect to any of our products; or

(vii) permit any of our officers to sign or endorse any check, note, draft or other form of indebtedness in excess of $5,000 without the prior written authority of our Chairman.

We also agreed that from the date of the amendment through March 18, 2009 we will not negotiate or contract for a future offering without first providing to the investors a ten-day right of first refusal to participate in the future offering. To the extent the investors choose not to participate, we will then have 60 days to complete the future offering without re-offering the investors the right to participate.

          During the period from the date of the amendment through March 18, 2008, the majority holder has the right to designate someone to receive notices of our Board of Directors meetings and attend as an observer.

          For so long as the investors hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the majority holder shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ending September 30, 2006;

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements; or

(iii) if the investors purchase an aggregate of twenty-one or more Series B Units

          As of December 31, 2005 the Company had no backlog. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

          During the past two fiscal years ended March 31, 2005 and 2004, the Company has recorded aggregate losses from operations of $4,423,974 and has incurred total negative cash flow from operations of $3,801,148 for the same two-year period. During the nine months ended December 31, 2005, the Company experienced a net loss from operations of $2,898,419 and negative cash flow from operating activities of $1,030,108. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Risk

          The Company sells its Uniproof proofing paper to three customers. One of these customers constitutes 99% of Graphic Arts sales and 27% of total customer sales for the nine months period ended December 31, 2005. The loss of this customer would have adverse financial consequences to the Company. We have provided liberal credit terms to this customer and there is a risk that a certain amount of this receivable balance may prove to be uncollectible. The Company believes that this customer will purchase additional product and the Company would use that as leverage to collect any outstanding balances.

Quantitative and Qualitative Disclosures about Market Risk

          The Company is not subject to market risk as there are no outstanding loans as of December 31, 2005.

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

          There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
December 31, 2005

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Small Business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2006		UNITED ENERGY CORP.

	By:	/s/ Brian King

Brian King, Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever

James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)