Form 10KSB
period 2006-03-31
UNITED ENERGY CORP /NV/
filed 2006-06-29
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

Commission file number: 000-30841

UNITED ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	22-3342379

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Meadowlands Parkway, #20 Secaucus, New Jersey	07094

(Address of principal executive offices)	(Zip Code)

(201)-842-0288
(Issuer’s telephone number, including area code)

Securities registered Under Section 12(b) of the Act
Title of each class	Name of each exchange on which registered

None	None

Securities registered Under Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	Over-the-Counter (OTC) Bulletin Board

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

          Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer’s total consolidated revenues for the fiscal year ended March 31, 2006 were $492,235.

The aggregate market value of the common equity held by non-affiliates of the registrant was $36,000,414 as of June 23, 2006.

The number of shares outstanding of the registrant’s common equity as of June 23, 2006 was 31,030,115 shares.

UNITED ENERGY CORP.

2006 FORM 10-KSB ANNUAL REPORT

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

          Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. Military.

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

          A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our KH-30 product line to the worldwide marketplace for refinery, tank and pipeline cleaning services. We have recently entered into a non-exclusive distribution agreement with Champion Technologies Inc. and a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies, however, there can be no assurance that any of these arrangements entered into or, if entered into, (as well as the agreements with Champion Technologies and Petrobras America Inc.) will be successful.

          We provide specialty chemical and graphic arts products to our customers and generated revenues of $492,235 for the fiscal year ended March 31, 2006 and $1,850,954 for the fiscal year ended March 31, 2005.

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

Business Operations and Principal Products

          K-Product Line of Chemicals

          KH-30 is a mixture of modified oils, dispersants and oil-based surfactants designed to control paraffin and asphaltene deposits in oil wells. When applied in accordance with our recommended procedures, KH-30 has resulted in substantial production increases in paraffin-affected oil and gas wells by allowing for a faster penetration of paraffin and asphaltene deposits. KH-30 disperses and suspends paraffin and asphaltene in a free-flowing state and prevents solids from sticking to each other or to oil well equipment. KH-30 is patented in the United States, Russia, Venezuela, Argentina,

Canada, China, the European Union, Hong Kong, Malaysia and Mexico. We have ten additional country patent applications pending in most of the major oil-producing countries around the world.

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

          KX-91 is used for cleanup and stimulation of well bores. It works on all gravities of crudes. It penetrates and disperses faster than KH-30 and has a freeze point of –40F. KX-91 is good for tanks with buildup on the bottom and can be used on pipelines with paraffin and asphaltene blockages.

          KDR-75 is effective in reducing friction pressure of petroleum crude and related oil products due to turbulent flow through pipelines and helps restore laminar flow. As a result, an increase in flow rate and productivity with reduced energy consumption can be achieved.

          KX-100 is a product where contact time is limited for removal of a plug. It is fast acting and an effective dispersant that can be used in temperatures as low as –25F. It can be used in nearly any application.

          KX-105DS-A Degreaser is a strong multi-functional, chemical cleaning compound designed to dissolve and remove tough heavy organic and sludge deposits. It possesses strong wetting, penetrating, dispersing and solvating properties. Hence, safe for use in oil field cleaning applications.

          KX-104PDC is designed to reduce pour point, gel point, or cloud point of crude oil and improve its cold flow property and pumpability in oil field processing applications.

          KX-404 EB is specifically formulated to destabilize both, oil-in-water and water-in-oil type emulsions when used in low treatment dosages of 50-100 PPM with minimal contact time. It triggers kinetically and thermodynamically unstable, weaker, transient emulsion phase into a sharp clean break down of oil and water phase. The application of steam heat up to 150-200F will activate and speed up demulsification.

          Additional Product Line of Chemicals

          Gunzilla BC-10 is a patent pending formula which was developed for the military as a safer and more effective bore and chamber cleaner. It can be used on everything from small handguns to 16” guns. Gunzilla BC-10 is currently being marketed and distributed by TopDuck Products LLC.

          FR-15 is an environmentally friendly soil remediation agent.

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

          CI-98 is formulated around an oil-soluble, water-dispersible filming amine designed for use in sour gas and producing oil wells. It is a liquid compound, which has been formulated to give a very tenacious film with an extended persistency without undesirable “gunking” on the down-hole tubulars.

          SCI-97 Quaternary Surfacant is designed for use in down-hole cleanups in producing oil wells. It is a quaternary ammonium chloride compound which has been successfully used to clean the down-hole surfaces in producing wells, as well as in salt water disposal and injections systems, while at the same time water-wetting the solids to assist in removing these from the produced crude oil.

          SI-18 Scale Inhibitor is a broad based spectrum, high-calcium tolerant, water soluble scale inhibitor which has been formulated to inhibit the formation and deposition of Calcium Carbonate scale in oil field brines. SI-15 will complex well with the calcium cations, impeding crystal growth and subsequent scale formation and deposition.

          HI-17 is an aqueous solution of an alkyl amine along with other proprietary ingredients, which is used to prevent precipitation of sodium chloride crystals from high chloride brines. It may be applied over the wide range of temperatures and pressures, which are typically found in producing oil and gas wells with little to no impact on performance.

          Uniproof Proofing Paper

          We have developed a photo-sensitive coating that is applied to paper to produce what is known in the printing industry as proofing paper or “blue line” paper. We developed this formulation over several years of testing. The formulation is technically in the public domain as being within the scope of an expired patent of duPont. However, to the best of our knowledge, other companies have not duplicated the exact formulation utilized by us, and we protect it as a trade secret.

          We introduced our proofing paper in June 1999. Sales of Uniproof proofing paper totaled $106,019 for the fiscal year ended March 31, 2006 and $546,096 for the fiscal year ended March 31, 2005. Revenues are expected to continue to decline due to the industry switching to a digital technology.

          Slick Barrier

          Slick Barrier is an underwater protective coating, which prevents the adherence of barnacles to boat hulls. The product is environmentally friendly and biodegradable, which we believe to be particularly appealing in fresh water marine applications.

          Aqueous Coating

          We have developed a patent pending aqueous coating with excellent oil, grease and water repellency for hot/cold food packaging such as cups, plates, cartons, wrappers and corrugated boxes which is biodegradable, decomposable, and recyclable.

          Additional Technologies

          We have a patent pending apparatus for introducing a vapor-containing stream into underground geological formations, pumps, conduits or tanks which represents an advance over previous techniques. The technique allows vapor-containing steam to bypass the well and be released to the atmosphere.

          GreenGlobe Industries

          In November 1998, we acquired all of the outstanding shares of Green Globe in exchange for 30,000 shares of our common stock. Green Globe is operated as a separate subsidiary and sells its products under the trade name Qualchem.™ We provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. Military.

          Manufacturing and Sales

          All of the raw materials necessary for the manufacture of our products are generally available from multiple sources. Although we have negotiated favorable arrangements with some of our current suppliers, (which include Pride Solvents and Chemical Co. of NJ Inc., Hy-Test Packaging Corp, Air Products and Chemicals and Arista Industries Inc), we would have to repeat the process if one or more of our current suppliers were no longer to be able to supply these raw materials to us. We do not own any special manufacturing facilities. Our chemical products are generally manufactured by contract blenders at a number of different locations. This method of manufacturing has reduced the need for us to invest in facilities and to hire the employees to staff them. Chemical blenders are relatively easy to replace and are bound by confidentiality agreements, where appropriate, which obligate them not to disclose or use our proprietary information.

          We are not responsible for any environmental expenditure with respect to the manufacturing of our products. First, the chemical products that we use are generally “environmentally friendly” products in that they are low in toxicity and rank high in biodegradability. Further, any environmental issues involved in manufacturing are the responsibility of the blending facilities, provided they receive adequate and accurate information from us as to the components of the chemicals involved, however, there can be no assurance that we will not be liable as we are subject to various foreign, federal, state and local law and regulations relating to the protection of the environment.

          Currently, the photosensitive coating for our Uniproof proofing paper is applied by an independent coater who is bound by a confidentiality agreement that obligates it not to disclose or use our confidential information. We believe this facility has the capacity to meet our production needs for the foreseeable future and also meets all environmental manufacturing regulations now or expected to be enacted. We believe that the services of this facility can be duplicated by others. We believe the need for a contract with the coater is obviated by the coater’s clear economic benefit from continuing to provide services to us. We are more concerned about a precipitous event, such as damage to the coater’s facility, which could result in an interruption of Uniproof production. We believe that alternate coating sources do exist and that the coater could be replaced, although with at least some interruption in production flow.

          We currently sell our Uniproof proofing paper to one customer, The Alameda Company of Anaheim, California, which accounted for approximately 99% of our graphic arts sales and 21.5% of our total customer sales for the fiscal year ended March 31, 2006. In fiscal 2005, Alameda accounted for approximately 99% of our graphic arts sales and 29.5% of our total customer sales. Revenue from sales of our proofing paper is expected to continue to decline due to the paper technology switching to a digital technology. A decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us.

          In the fiscal year ended March 31, 2006, Howard Energy and Champion Technologies purchased our KH-30 and KX-100 oil cleaning products, which accounted for approximately 23.5% of our total customer sales. In the fiscal year ended March 31, 2005, PDVSA Services Inc. purchased our KH-30 and KX-91 oil well cleaning products, which accounted for approximately 39.4% of our total customer sales.

          Except for these current and former customers, no other single entity has accounted for more than 10% of our sales during any of the fiscal years ended March 31, 2006 and 2005.

          All of our products are sold in U.S. dollars and, therefore, we have had no foreign currency fluctuation risk.

          Our current operations do not require a substantial investment in inventory other than minimum commitments to our distributors. However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

          As of March 31, 2006, the Company’s backlog included $123,722 of specialty chemical sales. Backlog represents products that the company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

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

          Although we have not achieved the volume of sales we had anticipated for the oil dispersant products, there have been significant barriers to entry in this market. Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines. In many cases, additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients. This process of testing has taken a great deal longer than was originally anticipated. We believe that we have made significant inroads and currently expect a higher volume of sales in the next fiscal year ending March 31, 2007, although there can be no assurance that sales will increase in fiscal 2007.

Research and Development

          Our K-Product Line of chemical products for the oil industry and Uniproof proofing paper are developed and ready for market. Slick Barrier is in testing. All of these products are the result of research and development expenditures paid in the amounts of $193,032 and $212,613 for the fiscal years ended March 31, 2006 and 2005 respectively. We have had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to lead in the development of our products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

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

Proprietary Technologies

          With respect to our formulations, which are proprietary, we have patented our KH-30 oil well cleaner in the United States, Russia, Venezuela, Argentina, Canada, China, the European Union, Hong Kong, Malaysia and Mexico. We have ten additional country patent applications pending in most of the major oil-producing countries around the world.

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

Employees

          As of March 31, 2006, we employed eleven people on a full-time basis and had available the services of six other individuals under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with us to manufacture or market one or more of our products.

          None of our employees are represented by a union. We consider our relations with our employees to be good.

Available Information

          We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

          We lease 9,600 square feet of office space at 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094. Under the terms of the lease, which runs through June 2007, the monthly rent was $8,635 through June 2004, which then increased to $9,600 for the remainder of the lease. In addition, we leased office space of approximately 1,350 square feet in Midland, Texas as a regional sales office at a rate of $759 per month. This lease ran through September 2005 and has not been renewed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          As of June 23, 2006, there were approximately 467 record holders of our common stock and there were 31,030,115 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

          The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended March 31, 2006 and 2005 and for each quarter after March 31, 2006. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year ended March 31	Quarter	High	Low

2005	First Quarter (April-June 2004)	$1.08	$.52
	Second Quarter (July-September 2004)	1.43	.86
	Third Quarter (October-December 2004)	1.25	.50
	Fourth Quarter (January-March 2005)	1.40	.46

2006	First Quarter (April-June 2005)	$1.81	$1.06
	Second Quarter (July-September 2005)	2.85	1.33
	Third Quarter (October-December 2005)	2.70	1.47
	Fourth Quarter (January-March 2006)	2.20	1.41

2007	First Quarter (through June 23)	$2.08	$1.32

          The high and low bid prices for shares of our common stock on June 23, 2006 were $1.54 and $1.40 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Equity Compensation Plan Information

          The following table provides information regarding the status of our existing equity compensation plans at March 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,185,000	$1.11	265,000

Equity compensation plans not approved by security holders	5,125,000	$1.68	—

Total	8,310,000		265,000

Recent Sales of Unregistered Securities

          On January 26, 2006, we entered into the First Amendment to Securities Purchase Agreement dated March 18, 2005. Pursuant to the amendment, the investors agreed to purchase the remaining Series A Units or 1,100,000 shares of our common stock and Series A Warrants to purchase 550,000 shares of our common stock for $580,000. The common stock and warrants underlying such Series A Units issued by us were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that Act.

           On March 9, 2006, we entered into the Second Amendment to Securities Purchase Agreement with the investors. Pursuant to the second amendment, one of the investors agreed to purchase three-tenths of one Series B unit, consisting of 3 shares of preferred stock and warrants to purchase 12,000 shares of our common stock (the “Series B Warrant”), for an aggregate purchase price of $24,000. In addition, the investors agreed to waive all existing defaults under the purchase agreement, including our failure to timely file a Certificate of Designations for the preferred stock and to timely issue common stock certificates and warrants. The preferred stock and warrants were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that Act.

           We and the investors also agreed to terminate all further obligations of the investors to purchase and our obligation to sell any remaining Series B units. The remaining Series B units would have consisted of 417 shares of preferred stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead thereof, we agreed to issue to one of the investors warrants to purchase 5,004,000 shares of our common stock at an exercise price of $1.00 (the “Series C Warrant”). These warrants have been valued at $6,810,444 and shown as Non-cash equity financing costs in the Consolidated Statements of Operations. The Series C Warrant, as well as the preferred stock and the Series B Warrant, are subject to anti-dilution provisions in the event that we issue shares of common stock at a price less than the conversion price or the exercise price and contain provisions limiting the holders right to convert or exercise if doing so would cause such holder and its affiliates to beneficially own more than 9.99% of the outstanding common stock. The Series C Warrants were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that Act.

March 2006 Private Placement

          On March 24, 2006, we entered into Securities Purchase Agreement with the purchasers named therein (the “Purchasers”) and a First Amendment to Securities Purchase Agreement and Registration Rights Agreement pursuant to which we raised $5,100,000 in gross cash proceeds from the sale to the Purchasers of 4,250,000 shares of common stock at a price of $1.20 per share. The common stock was not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Annual Report beginning on page F-1.

Overview

                We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

o	KH-30 paraffin dispersant for the oil industry and related products;

o	Uniproof specialty-coated proofing paper for the printing industry; and

o	following additional testing, “Slick Barrier” underwater protective coatings for use in marine applications.

          Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements which are renewable at the option of the U.S. Military.

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

               A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our KH-30 product line to the worldwide marketplace for refinery, tank and pipeline cleaning services. We have recently entered into a non-exclusive distribution agreement with Champion Technologies Inc. and a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies however, there can be no assurance that any of these arrangements entered into or, if entered into, (as well as the agreements with Champion Technologies and Petrobras America Inc.) will be successful.

          We provide specialty chemical and graphic arts products to our customers and generated revenues of $492,235 for the fiscal year ended March 31, 2006 and $1,850,954 for the fiscal year ended March 31, 2005.

Recent Developments

          On March 9, 2006, pursuant to a Second Amendment to Securities Purchase Agreement with certain investors one of the investors agreed to purchase three-tenths of one Series B unit, consisting of 3 shares of Preferred Stock and warrants to purchase 12,000 shares of our common stock, for an aggregate purchase price of $24,000. We and the investors also agreed to terminate all further obligations of the investors to purchase and our obligation to sell any remaining Series B units. The remaining Series B units would have consisted of 417 shares of Series A Convertible Preferred Stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead thereof, we agreed to issue to one of the investors warrants to purchase 5,004,000 shares of our common stock at an exercise price of $1.00.

          On March 24, 2006, we raised $5,100,000 in gross cash proceeds from the sale to the purchasers in a private placement of 4,250,000 shares of our common stock at a price of $1.20 per share.

Critical Accounting Policies and Estimates

          The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

          On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, valuation of options and warrants, intangible assets, long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of Fiscal Year Ended March 31, 2006 to Fiscal Year Ended March 31, 2005

          Sales. Sales decreased to $492,235 for the year ended March 31, 2006 from $1,850,954 for the year ended March 31, 2005. The $1,358,719 or 73%, decrease in sales was due to lower levels of Specialty Chemicals and Uniproof proofing paper. Sales for our specialty chemical products including KH-30 and KX-91, and our Green Globe / Qualchem product line decreased by 70%. The decrease was primarily related to a 76% decrease in sales of our KH-30 family of oil field dispersant products reflecting a lower level of orders. This was partially offset by a 105% increase in the level of U.S. Military sales during the year. Our three largest customers accounted for 45% of revenues for the year ended March 31, 2006 compared with 72% for the comparable period in 2005. Uniproof proofing paper sales decreased by 81% due to lower level of orders from our primary customer. We expect sales of proofing paper to continue to decrease in the future due to the paper industry switching to a digital technology.

          Cost of Goods Sold. Cost of goods sold decreased to $301,642 or 61% of sales, for the year ended March 31, 2006 from $759,064, or 41% of sales, for the year ended March 31, 2005. The decrease in cost of goods sold was due to the decreased sales of KH-30 products compared to the prior year and a decrease in the volume of Uniproof proofing paper sales compared to the prior fiscal year. The increase in cost of goods sold as a percentage of sales is due to an increase in the level of U.S. Military sales during the year at a much lower gross profit percentage.

          Gross Profit. Gross profit decreased to $190,593 or 39% of sales, for the year ended March 31, 2006 from $1,091,890, or 59% of sales, for the year ended March 31, 2005. Gross profit for our specialty chemical products including KH-30 and KX-91, decreased to $126,595 or 42% of specialty chemical sales, for the year ended March 31, 2006 from $846,846 or 69% of specialty chemical sales, for the year ended March 31, 2005. The decrease in gross profit was due to a decrease in sales of our KH-30 family of oil field dispersant products reflecting a lower level of orders. Gross profit for Uniproof proofing paper sales decreased to $44,961 or 42% of sales, for the year ended March 31, 2006 from $238,146, or 43% of sales, for the year ended March 31, 2005. The decrease was due to a lower level of orders from our primary customer, because the use of proofing paper is slowly being phased out due to the paper industry switching to a digital technology.

          Selling, General and Administrative Expenses. General and administrative expenses increased to $3,584,653 or 728% of sales, for the year ended March 31, 2006 from $2,581,033, or 139% of sales, for the year ended March 31, 2005. The increase in selling, general and administrative expenses are primarily related to an increase in salaries due to the exercise of options, the recording of stock-based compensation costs, benefits and bad debts partially offset by a decrease in travel and entertainment expenses.

          Non-cash equity financing costs. On March 9, 2006, the Company entered into the Second Amendment to Securities Purchase Agreement with the investors. In an exchange to terminate all further obligations of the investors to purchase and our obligation to sell any remaining Series B Units, the Company issued warrants to purchase 5,004,000 shares of our common stock at an exercise price of $1.00 valued at $6,810,444.

          Impairment loss. During the year ended March 31, 2006, we tested our goodwill by estimating its fair value using a discounted cash flow analysis. As a result of the impairment tests, the Company did not record a goodwill impairment charge during the fiscal year ended March 31, 2006, related to the Green Globe segment. During the year ended March 31, 2005, we recorded a $2,010 impairment charge related to the Green Globe segment.

          Depreciation, Amortization and Depletion. Depreciation, amortization and depletion decreased to $70,061 for the year ended March 31, 2006 from $84,401 for the year ended March 31, 2005 reflecting the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

          Interest Expense. Interest expense increased to $577,589 for the year ended March 31, 2006 compared with $287,118 for the year ended March 31, 2005. The increase was due to the additional warrants issued to the holder of the convertible term note issued February 2005 and satisfied in August 2005.

          Net Loss. For the year ended March 31, 2006, we incurred a net loss of $10,836,644, or $0.43 per share, as compared to a net loss of $1,854,876 for the year ended March 31, 2005, or $0.08 per share. The average number of shares of common stock used in calculating earnings per share increased to 25,330,737 from 22,377,184 shares.

Liquidity and Capital Resources

          Since 1995, operations have been financed primarily through loans, equity contributions from directors and executive officers and from third parties supplemented by funds generated by our business. As of March 31, 2006, we had $5,194,748 in cash and cash equivalents.

          Net Cash Used in Operating Activities. During the fiscal year ended March 31, 2006, net cash used in operating activities was $1,520,032 compared with $1,887,981 for the fiscal year ended March 31, 2005.

          Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2006, net cash used in investing activities increased to $108,407 compared with $24,701 for the year ended March 31, 2005. The increase was primarily a result of an increased level of expenditures for the purchase of fixed assets to support operations and capitalized legal fees required to file patent applications for our KH-30, KX-91 and S2 system.

          Net Cash Provided by Financing Activities. During the fiscal year ended March 31, 2006, net cash generated from financing activities increased to $6,457,577 resulting from $6,060,000 of proceeds from the issuance of common stock, proceeds from related parties of $200,000, proceeds from the issuance of preferred stock of $24,000, proceeds from the exercise of stock options of $345,000, the receipt of stock subscription receivable of $13,333, which was partially offset by the payment of related party payable of $133,600 and the payment of private placement costs of $51,156. This compares to cash provided by financing activities of $760,267 for the year ended March 31, 2005 resulting from the proceeds from our private placements on March 18, 2005 in the amount of $626,667 and proceeds from related party payable of $133,600.

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

          On March 18, 2005, the contract date, the company issued 8 Series A Units or 800,000 shares of its common stock for a purchase price of $640,000. In connection with the issuance of such Series A Units, 37,500 shares of Common Stock were issued to investor’s counsel as reimbursement for their expenses.

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

          On August 25, 2005, we entered into an Amendment and Waiver Agreement with the investors providing, among other things, that the investors would waive certain defaults under the securities purchase agreement in exchange for a reduction in the price of the shares issuable upon exercise of the Series B Warrants from $1.50 to $1.00 per share.

          During the year ended March 31, 2006, the Company issued the remaining 12 Series A Units or 1,200,000 shares of its common stock for a purchase price of $960,000 as per the securities agreement dated March 18, 2005.

          On January 26, 2006, the Company entered into the First Amendment to the securities purchase agreement dated March 18, 2005. The agreement was scheduled to expire on its first anniversary, March 18, 2006. The amendment changes that date to the earlier of March 18, 2008 or thirty (30) days after notice of termination from the holder of a majority of the shares issued under the agreement. For the period beginning on the date of the amendment through June 30, 2007, the consent of the majority holder is required for the Company to do any of the following:

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

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements; or

(iii) if the investors purchase an aggregate of twenty one or more Series B Units

          On March 9, 2006, we entered into the Second Amendment to Securities Purchase Agreement dated March 18, 2005. Pursuant to the second amendment, one of the investors agreed to purchase three-tenths of one Series B Unit, consisting of 3 shares of preferred stock and Series B Warrants to purchase 12,000 shares of our common stock, for an aggregate purchase price of $24,000. In addition, the investors agreed to waive all existing defaults under the purchase agreement, including our failure to timely file a Certificate of Designations for the Preferred Stock and to timely issue common stock certificates and warrants.

          We and the investors also agreed to terminate all further obligations of the investors to purchase and our obligation to sell any remaining Series B Units. The remaining Series B Units would have consisted of 417 shares of preferred stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead thereof, we agreed to issue to one of the investors Series C Warrants to purchase 5,004,000 shares of our common stock at an exercise price of $1.00. The Series C Warrant, as well as the preferred stock and the Series B Warrant, are subject to anti-dilution provisions in the event that we issue shares of common stock at a price less than the conversion price or the exercise price and contain provisions limiting the holders right to convert or exercise if doing so would cause such holder and its affiliates to beneficially own more than 9.99% of the outstanding common stock.

           For so long as the investors hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the majority holder shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ending September 30, 2006; or

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements.

               On March 24, 2006, we entered into Securities Purchase Agreements with the purchasers named therein and a First Amendment to Securities Purchase Agreement and Registration Rights Agreement pursuant to which the we raised $5,100,000 in gross cash proceeds from the sale to the purchasers in a private placement of 4,250,000 shares of our common stock at a price of $1.20 per share.

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

Concentration of Credit Risk

               We currently sell our Uniproof proofing paper to one customer, The Alameda Company of Anaheim, California, which accounted for approximately 99% of our graphic arts sales and 21.5% of our total customer sales for the fiscal year ended March 31, 2006. In fiscal 2005, Alameda accounted for approximately 99% of our graphic arts sales and 29.5% of our total customer sales. Revenue from sales of our proofing paper is expected to continue to decline due to the paper technology switching to a digital technology. A decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us.

Contractual Obligations

               Below is a table which presents our contractual obligations commitments at March 31, 2006:

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Short-term debt Obligations(1)	$444,141	$444,141	$—	$—	$—
Operating leases	548,341	129,592	261,715	157,034	—

Total contractual cash obligations	$992,482	$573,733	$261,715	$157,034	$—

               (1) Short-term debt obligations include an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of March 31, 2006 and 2005 is $244,141. This amount is unsecured, non-interest bearing and due upon demand. The Chairman of the Board and Secretary, Ron Wilen and the President and Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans were both unsecured, non-interest bearing and due upon demand. Each of these loans were repaid in full in April, 2006.

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

               The following table shows the proportion of total revenues by segment in each of the last two fiscal years:

Fiscal Year	Graphic Arts	Specialty Chemicals

2005	$549,462	$1,301,492
2006	$106,861	$385,374

Off-Balance Sheet Arrangements

               We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

               We do not believe that inflation in the cost of our raw materials has had in the past or will have in the future any significant negative impact on our operations. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Recently Issued Accounting Standards

               In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123(R) is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 for small business issuers. On January 1, 2006, we adopted SFAS No. 123(R). We have historically through the nine months ended December 31, 2005, provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. With the adoption of SFAS No. 123(R), we have recorded $428,798, as stock-based compensation cost, which has had a negative impact on our consolidated statement of operations.

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

               This Annual Report contains forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the large amount of our outstanding term loan; history of net losses and accumulated deficits; reliance on third parties to market, sell and distribute our products; future capital requirements; competition and technical advances; dependence on the oil services market for pipe and well cleaners; ability to protect our patents and proprietary rights; reliance on a small number of customers for a significant percentage of our revenues; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report will in fact occur.

RISK FACTORS

          An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.

               WE HAD A CURRENT ACCUMULATED DEFICIT OF APPROXIMATELY $23,234,612 AS OF MARCH 31, 2006 AND IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO SUPPORT OUR BUSINESS PLAN, WHICH WILL HAVE A DETRIMENTAL EFFECT ON OUR STOCK.

          We have incurred losses in each of our last three fiscal years. As of March 31, 2006, we had an accumulated deficit of $23,234,612. If we continue to incur operating losses and fail to become a profitable company, we may be unable to support our business plan, namely to market our KH-30 oil and gas well cleaning products. We incurred net losses of $10,836,649 and $1,854,876 in the fiscal years ended March 31, 2006 and 2005, respectively. Our future profitability depends in large part on our ability to market and support our KH-30 oil and gas well cleaners. We cannot assure you that we will achieve or sustain significant sales or profitability in the future. This would have a detrimental effect on the long-term capital appreciation of our stock.

               THERE ARE SIGNIFICANT OBSTACLES TO ENTERING THE OIL AND GAS PRODUCING INDUSTRY THAT HAVE CONTRIBUTED TO THE SLOW PACE AT WHICH OUR KH-30 PRODUCTS ARE BEING INTRODUCED TO THE MARKET.

          Our business plan is focused largely on marketing efforts for KH-30. Although we believe that the application of KH-30 oil and gas well cleaning products on a continuous basis will result in higher production and lower power lease operating costs, the introduction of KH-30 into the oil and gas producing industry has been extremely difficult. Many entrenched players such as the “hot oilers” and the major oil service companies that benefit from high markups on their proprietary products have no incentive to promote the use of KH-30. Moreover, oil production engineers are extremely reluctant to risk damage to a well from a product that does not have the endorsement of a major enterprise. Consequently, the pace of introduction of KH-30 has been much slower than we initially anticipated. If we and our KH-30 marketing partners are unable to successfully achieve market acceptance for KH-30, our future results of operations and financial condition will be adversely affected.

               BECAUSE WE EXPECT SALES OF UNIPROOF TO CONTINUE TO DECLINE, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES OR ACHIEVE PROFITABILITY, WHICH WOULD SERIOUSLY IMPAIR OUR ABILITY TO MARKET KH-30.

          Our sales to date have been substantially dependent on sales of our Uniproof proofing paper. Sales of Uniproof accounted for approximately 21.5% and 29.5% of revenues for the fiscal years ended March 31, 2006 and 2005, respectively. The decline in the level of proofing paper sales is due to the paper industry switching to a digital technology. Because we expect sales of this product to continue to decline, if we are unable to generate significant revenue from this product, or fail to develop significant revenue from other products in its stead, our business plan and financial condition will be severely affected.

               THE SUCCESS OF OUR KH-30 PRODUCTS WILL BE HIGHLY DEPENDENT UPON THE LEVEL OF ACTIVITY AND EXPENDITURES IN THE OIL AND NATURAL GAS INDUSTRIES AND A DECREASE IN THE LEVELS THEREOF WOULD, IN ALL LIKELIHOOD, ADVERSELY IMPACT SALES OF KH-30.

          We anticipate that demand for our oil and gas cleaning product will depend on the levels of activity and expenditures in the industry, which are directly affected by trends in oil and natural gas prices. We anticipate that demand for KH-30 will be particularly sensitive to the level of development, production and exploration activity of, and corresponding capital spending by, oil and natural gas companies. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, political stability and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, and development and production activity. Lower levels of activity are expected to result in a corresponding decline in the demand for our oil and gas well products, which could have an adverse impact on our prospects, results of operations and financial condition. Factors affecting the prices of oil and natural gas include:

•

worldwide political, military and economic conditions, including the ability of OPEC (the Organization of Petroleum Exporting Countries) to set and maintain production levels and prices for oil and gas;

•	overall levels of global economic growth and activity;

•	global weather conditions;

•	the level of production by non-OPEC countries;

•	the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; and

•	actual and perceived changes in the supply of and demand for oil and natural gas.

               IF OUR STRATEGIC PARTNERS DO NOT EFFECTIVELY MARKET OUR PRODUCTS, WE WILL NOT GENERATE SIGNIFICANT SALES OR PROFITS AND WE DO NOT CURRENTLY HAVE THE INTERNAL RESOURCES TO MARKET OUR PRODUCTS DIRECTLY.

          We utilize third parties to assist in marketing, selling and distributing our products. We believe that the establishment of a network of third party strategic partners, particularly abroad, with extensive and specific knowledge of the various applications in the oil and gas industry and printing market is important for us to succeed in these sectors. We cannot assure you that our current or future strategic partners will purchase our products at sufficient levels or provide us with adequate support. If one or more of our partners underperforms or if any of our strategic relationships are terminated or otherwise disrupted, our operating performance, results of operations and financial condition will be adversely affected.

          WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, BUT WE HAVE NO LONG TERM CONTRACTS OR BINDING PURCHASE COMMITMENTS FROM THESE CUSTOMERS.

          We currently have a limited number of recurring customers for our products, none of whom have entered into long-term contracts or binding purchase commitments with us. A significant portion of our revenue is earned in connection with sales of Uniproof proofing papers to the Alameda Company of Anaheim, California. During the fiscal years ended March 31, 2006 and 2005, sales attributable to Alameda represented approximately 21.5% and 29.5%, respectively, of our total revenues. Revenue from Alameda is expected to continue to decline due to digital technology. However, a decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us. Our three largest customers accounted for 45% and 72% of our revenues for the fiscal years ended March 31, 2006 and 2005, respectively.

          WE RELY ON THIRD PARTIES FOR THE RAW MATERIALS NECESSARY TO MAKE OUR PRODUCTS, LEAVING US POTENTIALLY VULNERABLE TO SUBSTANTIAL COST INCREASES AND DELAYS.

          All of the raw materials necessary for the manufacture of our products are generally available from multiple sources, although we have negotiated favorable arrangements with our current suppliers. If one or more of our current suppliers were no longer able to supply the raw materials that we need, we would be required to negotiate arrangements with alternate suppliers, which would likely include some cost or delay and could be substantial. In addition, no assurance can be given that any alternative arrangements that we secure would be on terms as favorable as our current arrangements.

          WE DEPEND ON INDEPENDENT MANUFACTURERS OF OUR PRODUCTS; ANY PROLONGED INTERRUPTION IN THEIR BUSINESS COULD CAUSE US TO LOSE OUR CUSTOMERS.

          We do not own any manufacturing facilities. Our chemical products are generally manufactured by contract blenders at a number of different facilities. Chemical blenders are relatively easy to replace. The photosensitive coating for our Uniproof product is applied by one independent coater. While we believe these facilities have the capacity to meet our current production needs and also meet applicable environmental regulations, we cannot be certain that these facilities will continue to meet our needs or continue to comply with environmental laws. In addition, these facilities are subject to certain risks of damage, including fire, that would disrupt production of our products. To the extent we are forced to find alternate facilities, it would likely involve delays in manufacturing and potentially significant costs.

          The chemical blender and independent coater that manufactures our products are bound by confidentiality agreements that obligate them not to disclose or use our proprietary information. A breach of one or more of these agreements could have a detrimental effect on our business and prospects.

          ENVIRONMENTAL PROBLEMS AND LIABILITIES COULD ARISE AND BE COSTLY FOR US TO CLEAN UP.

          We are subject to various foreign, federal, state and local laws and regulations relating to the protection of the environment, including the Industrial Site Recovery Act, a New Jersey statute requiring clearance by the state prior to the sale of any industrial facility. These laws provide for retroactive strict liability for damages to natural resources or threats to public health and safety, rendering a party liable without regard to its negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, and administrative or civil penalties or even criminal prosecution. We have not, to date, incurred any serious liabilities under environmental regulations and believe that we are in substantial compliance therewith. Nevertheless, we cannot be certain that we will not encounter environmental problems or incur environmental liabilities in the future that could adversely affect our business.

          BECAUSE WE ARE SMALLER AND HAVE FEWER FINANCIAL AND MARKETING RESOURCES THAN MANY OF OUR COMPETITORS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE EXTREMELY COMPETITIVE SPECIALTY CHEMICAL AND PRINTING INDUSTRIES.

          We compete directly or indirectly with other producers of specialty chemical products, most of which are or have aligned themselves with more established companies, have greater brand recognition and greater financial and marketing resources. Generally, we attempt to compete by offering what we hope to be lower prices and better service. However, the prices for our KH-30 and related line of cleaners are higher than competing products; therefore, we attempt to compete by emphasizing product effectiveness and environmental safety.

           We also believe that our efforts to patent the KH-30 oil well cleaner in the principal oil producing countries worldwide will improve our competitive position in this market. However, we are aware that other companies may try to imitate our products or invalidate our patents. In the past we have vigorously enforced our trade secrets and other intellectual property, and intend to continue to do so in the future. We recognize that we may incur significant costs to defend our intellectual property and that intellectual property rights provide less than complete protection.

          WE MAY NOT BE ABLE TO RETAIN OUR EXECUTIVE OFFICERS WHO WE NEED TO SUCCEED, AND ADDITIONAL QUALIFIED PERSONNEL ARE EXTREMELY DIFFICULT TO ATTRACT.

          Our performance depends, to a significant extent, upon the efforts and abilities of our executive officers. We do not have employment agreements with certain of our executive officers and do not maintain any key man insurance on their lives for our benefit. The loss of the services of our executive officers could have a serious and adverse effect on our business, financial condition and results of operations. Our success will also depend upon our ability to recruit and retain additional qualified senior management personnel. Competition is intense for highly skilled personnel in our industry and, accordingly, no assurance can be given that we will be able to hire or retain sufficient personnel.

          OUR MANAGEMENT OWNS A SUBSTANTIAL AMOUNT OF OUR STOCK AND IS CAPABLE OF INFLUENCING OUR BUSINESS AND AFFAIRS.

          Our directors and executive officers beneficially own approximately 25.3% of our outstanding common stock. As such, they will be able to significantly influence the election of the members of our board of directors and the outcome of corporate actions that require shareholder approval, such as mergers and acquisitions. This level of ownership, together with particular provisions of our articles of incorporation, bylaws and Nevada law, may have a significant effect in delaying, deferring or preventing any change in control and may adversely affect the voting and other rights of our other shareholders.

          IF WE CANNOT PROTECT OUR PROPRIETARY RIGHTS AND TRADE SECRETS OR IF WE WERE FOUND TO BE INFRINGING ON THE PROPRIETARY RIGHTS OF OTHERS, OUR BUSINESS WOULD BE SUBSTANTIALLY HARMED.

          Our success depends in large part on our ability to protect the proprietary nature of our products, preserve our trade secrets and operate without infringing the proprietary rights of third parties. If other companies obtain and copy our technology or claim that we are making unauthorized use of their proprietary technology, we may become involved in lengthy and costly disputes. If we are found to be infringing on the proprietary rights of others, we could be required to seek licenses to use the necessary technology. We cannot assure you that we could obtain these licenses on acceptable terms, if at all. In addition, the laws of some foreign countries may not provide adequate protection for our proprietary technology.

          To protect our intellectual property, we seek patents and enter into confidentiality agreements with our employees, manufacturers and marketing and distribution partners. We cannot assure you that our patent applications will result in the successful issuance of patents or that any issued patents will provide significant protection for our technology and products. In addition, we cannot assure you that other companies will not independently develop competing technologies that are not covered by our patents. There is also no assurance that confidentiality agreements will provide adequate protection of our trade secrets, know-how or other proprietary information. Any unauthorized disclosure and use of our proprietary technology, whether in breach of an agreement or not, could have an adverse effect on our business, prospects, results of operations and financial condition.

          THE PUBLIC MARKET FOR OUR COMMON STOCK HAS BEEN CHARACTERIZED BY A LOW VOLUME OF TRADING AND OUR STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES, IF AT ALL.

          Historically, the volume of trading in our common stock has been low. A more active public market for our common stock may not develop or, even if it does in fact develop, may not be sustainable. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control. These factors include:

•	product liability claims and other litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	quarterly variations in our competitors’ results of operations;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

          Recently, the stock market in general has experienced extreme price and volume fluctuations. In particular, market prices of securities of specialty chemical products companies have experienced fluctuations that are often unrelated to or disproportionate from the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be worse if the trading volume of our common stock is low.

          OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK” AND MAY BE DIFFICULT TO SELL WHEN DESIRED.

          The SEC has adopted regulations that define a “penny stock”, generally, to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been less than $5.00 per share. This designation requires any broker or dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock, may experience a lack of buyers to purchase our shares or a lack of market makers to support the stock price.

          A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE AND THEIR SALE OR POTENTIAL SALE WILL PROBABLY DEPRESS THE MARKET PRICE OF OUR STOCK.

          Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares become available for resale in the public market pursuant to this registration statement, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may also be offered from time to time in the open market without registration pursuant to Rule 144, and these sales could have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon the filing of a notification on Form 144 with the SEC, sell common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the prior one week period. These sales may be repeated once during each 3 month period. In addition, any person that is not an affiliate of ours may sell all of his, hers or its restricted shares after the shares have been held for 2 years or more pursuant to Rule 144(k).

          WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE; THEREFORE, YOU SHOULD NOT BUY THIS STOCK IF YOU WISH TO RECEIVE CASH DIVIDENDS.

          We currently intend to retain our future earnings in order to support operations and finance expansion; therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls

          As of March 31, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures, is more fully discussed below. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls were not effective due to the material weakness in our internal controls over the financial reporting process, as described below. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          In connection with the audit by our independent registered public accounting firm of our financial statements, as of March 31, 2006 and for the year then ended, our independent registered public accounting firm notified our management and the Board of Directors that they had identified a deficiency that they considered a material weakness in the our internal controls over the financial reporting process due to the communication between the Chairman of the Board of Directors, the CEO and the interim CFO. Adjustments were identified during the audit process relating to the recording of options that the Company issued during 2006 and 2005. These adjustments were made to the consolidated financial statements for the year ended March 31, 2006 and 2005.

          The reportable conditions have been discussed in detail among management and our independent registered public accounting firm, and we are committed to resolving the issue. We have taken the appropriate steps in correcting the matter by enhancing the communications process among the members of management to ensure more timely notification of current issues, including through the institution of more regularly scheduled meetings among management.

          No change occurred in our internal control over financial reporting during our fourth quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          However, in connection with reportable conditions above, we have subsequently enhanced our internal controls over financial reporting as described above.

8B.    OTHER INFORMATION

          None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The following table shows the positions held by our board of directors and executive officers and their ages as of June 23, 2006.

Name	Age	Position

Ronald Wilen	67	Chairman of the Board, Secretary and Director
Brian King	53	President and Chief Executive Officer
James McKeever, CPA	40	Interim Chief Financial Officer
Louis Bernstein	56	Director
Andrea Pampanini	66	Director
Martin Rappaport	69	Director

          The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

          Ronald Wilen. Mr. Wilen has served as a member of our board since October 1995 and Secretary since May 2006. Mr. Wilen served as our Chief Executive Officer from October 1995 to September 2004, our President from October 1995 to August 2001 and has been our Chairman of the Board since August 2001.

          Brian King. Mr. King was appointed as the company’s President and Chief Executive Officer in September 2004. Prior to joining United Energy he was employed by Concord Camera Corp., a publicly traded company, from 1996 through 2004. During his tenure with Concord, Mr. King held several senior level officer positions including Chief Operating Officer and Senior Executive Vice President. Mr. King holds a BS from the University of Maryland and an MBA from Long Island University.

          James McKeever, CPA. Mr. McKeever has been our Interim Chief Financial Officer since January 2004. He also continues to be a partner in the accounting firm of Abrams & McKeever CPA’s, which he joined in January 2000. Mr. McKeever has more than 16 years’ experience in public accounting and financial reporting, and is a member of the New Jersey Society of Certified Public Accountants.

          Louis Bernstein. Mr. Bernstein has served as a member of our board since September 2003. Mr. Bernstein is currently an Assistant General Counsel of Pfizer Inc., one of the world’s largest pharmaceutical companies, where he has served as in-house counsel since December 1975. He is retiring from Pfizer Inc. effective August 8, 2006. Mr. Bernstein is also a member of the board of directors of Xethanol Corporation.

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

          Martin Rappaport. Mr. Rappaport has served as a member of our board since June 2001. Mr. Rappaport is self-employed. For more than 30 years, he has developed and managed commercial and residential real estate (including owning the building where our office is located). Mr. Rappaport is an active supporter and contributor to Blythedale Children’s Hospital in Valhalla, New York.

          Directors are elected annually and serve until the next annual meeting of the Company’s stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

Committees of the Board

          The Board of Directors is the acting Audit Committee. Our Board of Directors has determined that there is no person on our Board of Directors who qualifies as an audit committee financial expert as that term is defined by applicable Securities and Exchange Commission rules. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert.

Director Compensation

          Each non-employee director and Ron Wilen receives options for 10,000 shares of our common stock in lieu of an annual retainer and meeting fees. Other than the 10,000 options granted there are no special fees, contracts entered into, or payments made in consideration of any director’s service as a director.

Indebtedness of Executive Officers and Directors

          No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

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

          To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended March 31, 2006, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended except for Joseph Grano, who failed to timely file a statement of changes in beneficial ownership on Form 4 with respect to warrants issued in March 2005 and April 2005 and common stock acquired in January 2006, Brian King, who failed to timely file an initial statement of beneficial ownership of securities on Form 3 with respect to his appointment as Chief Executive Officer and President of the Company in September 2004, a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on September 15, 2004, a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on April 1, 2005, and a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on April 1, 2006, Ronald Wilen, who failed to timely file a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on March 15, 2005 and a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on January 1, 2006, Louis Bernstein, who failed to timely file a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on March 15, 2005 and a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on January 1, 2006, Andrea Pampanini, who failed to timely file a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on March 15, 2005 and a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on January 1, 2006, and Martin Rappaport, who failed to timely file a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on March 25, 2003, a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on March 15, 2005 and a statement of changes in beneficial ownership on Form 4 with respect to stock options granted on January 1, 2006.

Code of Ethics

          The Company has adopted a Code of Ethics for its Principal Executive Officer and its Senior Financial Officers. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report.

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

Summary Compensation Table

	Annual Compensation					Long-term Compensation

Name and Principal Position	Fiscal year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All other Compensation

		($)	($)	(1)			(#)	($)

Ronald Wilen	2006	207,693	—	17,039	(2)	—	10,000	—	—
Chairman	2005	205,547	—	18,639	(2)	—	40,000	—	—

Brian King(3)	2006	178,154	—	14,424	(4)	—	500,000
President and Chief Executive Officer	2005	60,000	—	—		—	500,000	—	—

(1)	We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2)

During the fiscal years ended March 31, 2006 and 2005, we paid for the leases on two automobiles used by Mr. Wilen under monthly lease payments. We also paid for medical insurance for Mr. Wilen at a rate of $469.49 per month.

(3)	Mr. King was appointed as our President and Chief Executive Officer in September 2004 and has an annual salary of $200,000.

(4)	We also paid for Mr. King’s medical insurance at a rate of $1,602.64 per month.

Options/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration

(a)	(b)	(c)	(d)	(e)

Ronald Wilen Chairman	10,000	2%	1.00	—

Brian King President and CEO (1)	500,000	91%	$ 1.06	—

(1) Mr. King was appointed as our Chief Executive Officer in September 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable (#)	Value of Unexercised In- The-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable ($)

(a)	(b)	(c)	(d)	(e)

Ronald Wilen Chairman	—	—	550,000/0	447,500

Brian King President and CEO (1)	—	—	1,000,000/0	1,020,000

(1) Mr. King was appointed as our President and Chief Executive Officer in September 2004.

Stock Option Plan

          In August 2001, our stockholders approved the 2001 Equity Incentive Plan which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director or consultant at our board’s discretion. Under the 2001 Equity Incentive Plan, options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the date of the grant to up to five years.

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

          There were stock options to purchase 265,000 shares of our common stock available for future grant as of March 31, 2006 under the 2001 Equity Incentive Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

          The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 23, 2006, by each of our directors, each of our executive officers named in the Summary Compensation Table above, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o United Energy Corp., 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)

Ronald Wilen	4,137,000	(2)	13.1%

Brian King	1,270,000	(3)	3.9%

James McKeever, CPA	3,000		*

Louis Bernstein	30,000	(4)	*

Andrea Pampanini	82,500	(5)	*

Martin Rappaport	3,020,000	(6)	9.5%

All current executive officers and directors as a group (5 persons)	8,542,500		25.3%

5% or Greater Stockholders:

Joseph J. Grano, Jr. c/o Centurion Holdings LLC 1185 Avenue of the Americas, Suite 2250 New York, NY 10036	2,941,665	(7)	9.1%

Jack Silver SIAR Capital LLC 660 Madison Avenue New York, NY 10021	3,121,088	(8)	9.9%

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

(2)

Includes (i) stock options to purchase 400,000 shares at an exercise price of $1.11 per share, (ii) stock options to purchase 100,000 shares at an exercise price of $1.80 per share, (iii) stock options to purchase 40,000 shares at an exercise price of $1.00 per share, and (iv) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable.

(3)

Includes stock options to purchase 500,000 shares at an exercise price of $1.00 per share, options to purchase 500,000 shares at an exercise price of $1.06 and options to purchase 250,000 shares at an exercise price of $2.06 per share, which are currently exercisable.

(4)

Includes (i) stock options to purchase 10,000 shares at an exercise price of $1.55 per share, (ii) stock options to purchase 10,000 shares at an exercise price of $1.00 per share, and (iii) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable.

(5)

Includes (i) stock options to purchase 10,000 shares at an exercise price of $0.70 per share, (ii) stock options to purchase 10,000 shares at an exercise price of $1.30 per share, (iii) stock options to purchase 10,000 shares at an exercise price of $1.18 per share, (iv) stock options to purchase 20,000 shares at an exercise price of $1.00 per share and (v) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable.

(6)

Includes (i) stock options to purchase 10,000 shares at an exercise price of $0.70 per share, (ii) stock options to purchase 10,000 shares at an exercise price of $1.30 per share, (iii) stock options to purchase 10,000 shares at an exercise price of $1.18 per share, (iv) stock options to purchase 20,000 shares at an exercise price of $1.00 per share, (v) stock options to purchase 10,000 shares at an exercise price of $1.60 per share and (vi) warrants to purchase 750,000 shares of common stock at an exercise price of $2.00 per share, which are currently exercisable.

(7)	Includes 1,608,332 shares of common stock, warrants to purchase 1,333,333 shares of common stock.

(8)

Includes (i) 2,313,333 shares held by Sherleigh Associates Profit Sharing Plan (“Sherleigh”), a trust of which Mr. Silver is the trustee, (ii) 133,300 shares of common stock held by Romy Silver, Mr. Silver’s daughter, (iii) 133,200 shares of common stock held by Leigh Silver, Mr. Silver’s son, (iv) 24,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, which prohibits conversion thereof to the extent following the conversion, the holder or its affiliates would beneficially own more than 9.9% of the total number of issued and outstanding common stock of the Company and (v) 517,255 shares of common stock issuable to Sherleigh upon exercise of warrants which warrants prohibit exercise thereof to the extent following the exercise the holder or its affiliates would beneficially own more than 9.9% of the total number of issued and outstanding common stock of the Company. The foregoing does not include 5,165,412 shares of common stock issuable to Sherleigh upon exercise of Series C Warrants which warrants prohibit exercise thereof to the extent following the exercise the holder or its affiliates would beneficially own more than 9.9% of the total number of issued and outstanding common stock of the Company.

Equity Compensation Plan Information

          The following table provides information regarding the status of our existing equity compensation plans at March 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,185,000	$ 1.11	265,000

Equity compensation plans not approved by security holders	5,125,000	$ 1.68	—

Total	8,310,000		265,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          We have an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of December 31, 2006 and 2005 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

          Martin Rappaport, one of our directors, owns the building in which we lease our principal executive offices in Secaucus, New Jersey. We pay $115,200 per year under the lease, excluding real estate taxes. We believe that this transaction was advantageous to us and was on terms no less favorable to us than could have been obtained from unaffiliated third parties.

          During January and February 2005, the Chairman of the Board, Ron Wilen, loaned the Company $133,600. The loan was unsecured, non-interest bearing and due upon demand. The loan was repaid in April 2005.

          During August 2005, the Chairman of the Board, Ron Wilen and the President and Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans are both unsecured, non-interest bearing and due upon demand. Each of these loans were repaid in full in April, 2006.

ITEM 13.	EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of United Energy Corp. (1)

3.2	Amendment to the Articles of Incorporation. (2)

3.3	By-Laws of United Energy Corp. (1)

4.1	Articles of Incorporation: Articles Fourth, Fifth and Seventh. (1)

4.2	By-Laws: Article I: Sections: Six, Seven, Eight, Nine, Ten; Article II: Section Nine: Article IV: Section Two. (1)

4.3	New Article V of the Bylaws. (14)

4.4	Form of Stock Certificate of United Energy Corp.(1)

4.5	Secured Convertible Term Note dated March 24, 2004.(4)

5.1	Opinion of Katten Muchin Rosenman LLP(15)

10.1	Distribution Agreement and Option Agreement with International Research and Development, dated August 25, 1999. (1)

10.2	2001 Equity Incentive Plan, as amended on May 29, 2002. (5)

10.3	Securities Purchase Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd. (4)

10.4	Secured Convertible Term Note dated March 24, 2004. (4)

10.5	Security Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd. (4)

10.6	Registration Rights Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd. (4)

10.7	Common Stock Purchase Warrant, dated March 24, 2004. (4)

10.8	Amendment and Waiver, dated February 28, 2005, between United Energy Corp. and Laurus Master Fund, Ltd. (7)

10.9	Securities Purchase Agreement, dated March 18, 2005, between United Energy Corp. and the Purchasers set forth on the signature page thereto. (8)

10.10	March 2005 Series A Purchase Warrant. (8)

10.11	March 2005 Series B Purchase Warrant. (8)

10.12	Registration Rights Agreement, dated March 18, 2004, between United Energy Corp. and the persons identified as Purchasers pursuant to that certain Securities Purchase Agreement. (8)

10.13	2005 Series B Secured Convertible Note. (8)

10.14	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (8)

10.15	Consulting Services Agreement, dated April 27, 2005, between United Energy Corp. and Ben Barnes. (9)

10.16	Warrant Certificate, dated April 27, 2005. (9)

10.17	2002 Common Stock and Warrant Purchase Agreement. (10)

10.18	2002 Common Stock Purchase Warrant. (10)

10.19	Common Stock Purchase Warrant, dated February 28, 2005. (7)

10.20	Amendment to Articles of Incorporation of United Energy Corp. (11)

10.21	United Energy Corp. 2001 Equity Incentive Plan, Amended and Restated Effective May 29, 2002. (12)

10.22	Form of Incentive Stock Option Agreement. (12)

10.23	Form of Stock Option Agreement. (12)

10.24	First Amendment to Securities Purchase Agreement, dated January 26, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (13)

10.25	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock pursuant to NRS 78.1955. (14)

10.26	Second Amendment to Securities Purchase Agreement, dated as of March 9, 2006. (14)

10.27	Registration Rights Agreement, dated as of March 9, 2006. (14)

10.28	Form of Series C Warrant. (14)

10.29	Form of Securities Purchase Agreement dated as of March 24, 2006. (15)

10.30	Form of Registration Rights Agreement dated as of March 24, 2006. (15)

10.31	Form of First Amendment to Securities Purchase Agreement and Registration Rights Agreement dated as of March 24, 2006. (15)

10.32	Form of Warrant between United Energy Corp. and Connie Kristan. *

10.33	Form of Warrant between United Energy Corp. and Joseph Grano. *

14.1	Code of Ethics. *

16.1	Letter re Change in Certifying Accountant. (3)

21.1	Subsidiaries of Small Business Issuer*

23.1	Consent of Imowitz Koenig & Co. LLP*

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Interim Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer’s and Interim Chief Financial Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(1)	Incorporated by reference from the exhibits filed with the Form 10 on June 20, 2000.

(2)	Incorporated by reference from the exhibits filed with the Form 10-Q for the period ended September 30, 2001.

(3)	Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2002.

(4)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 30, 2004.

(5)	Incorporated by reference from the exhibits filed with the Schedule 14A for the year ended March 31, 2003.

(6)	Incorporated by reference from the exhibits filed with the Registration Statement on Form SB-2 (No. 333 115484).

(7)	Incorporated by reference from the exhibits filed with the Form 8-K filed on April 12, 2005.

(8)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 23, 2005.

(9)	Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2005.

(10)	Incorporated by reference from the exhibits filed with the Form S-3 filed on September 13, 2005.

(11)	Incorporated by reference from the exhibits filed with the Definitive Schedule 14A filed on July 18, 2005

(12)	Incorporated by reference from the exhibits filed with the Form S-8 filed on September 29, 2005.

(13)	Incorporated by reference from the exhibits filed with the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 9, 2006.

(15)	Incorporated by reference from the exhibits filed with the Form SB-2 filed on April 24, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The aggregate fees billed or expected to billed by Imowitz, Koenig & Co., LLP (“Imowitz”) for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2006 and 2005 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years were approximately $71,431 and $65,800, respectively.

Audit-Related Fees

          No fees were billed by Imowitz for audit-related services rendered for accounting consultations for the fiscal years ended March 31, 2006 and 2005.

Tax Fees

          No fees were billed by Imowitz for tax services rendered for the fiscal years ended March 31, 2006 and 2005.

All Other Fees

          Imowitz did not render any other services, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended March 31, 2006 or for the fiscal year ended March 31, 2005.

Audit Committee

          Our board of directors has established a policy requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. The policy requires the specific pre-approval of all permitted services. When considering the pre-approval of non-audit services, our board considers whether the provision of such non-audit service is consistent with the auditor’s independence and the Securities and Exchange Commission rules regarding auditor independence. Additionally, our board considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors’ familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ENERGY CORP.

Date: June 29, 2006	By:	/s/ Brian King

Brian King
Chief Executive Officer

	By:	/s/ James McKeever

James McKeever
Interim Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian King	Chief Executive Officer and President	June 29, 2006
(principal executive officer)
Brian King

/s/ James McKeever	Interim Chief Financial Officer	June 29, 2006
(principal financial and accounting officer)
James McKeever

/s/ Louis Bernstein	Director	June 29, 2006

Louis Bernstein

/s/ Andrea Pampanini	Director	June 29, 2006

Andrea Pampanini

/s/ Martin Rappaport	Director	June 29, 2006

Martin Rappaport

/s/ Ronald Wilen	Chairman of the Board of Directors and Secretary	June 29, 2006

Ronald Wilen

UNITED ENERGY CORP. AND SUBSIDIARIES

FORM 10-KSB

ITEM 7

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

          The following financial statements of United Energy Corp. and its subsidiaries required to be included in Item 7 are listed below:

Page

Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of March 31, 2006 and March 31, 2005	F-3-F-4
For the periods ended March 31, 2006 and 2005:
Consolidated statements of operations	F-5
Consolidated statements of stockholders’ equity	F-6
Consolidated statements of cash flows	F-7- F-8
Notes to consolidated financial statements	F-9-F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of United Energy Corp.:

We have audited the accompanying consolidated balance sheets of United Energy Corp. (a Nevada corporation) and subsidiaries as of March 31, 2006 and March 31, 2005 and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Energy Corp. and subsidiaries as of March 31, 2006 and March 31, 2005 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ IMOWITZ, KOENIG & CO., LLP
New York, New York
June 9, 2006

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

	March 31, 2006	March 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,194,748	$365,610
Accounts receivable, net of allowance for doubtful accounts of $5,018 and $22,192, respectively	91,557	783,004
Inventory, net of allowance of $16,290 and $16,290, respectively	106,957	135,960
Note receivable, net of reserve of $10,525 and $31,350, respectively	19,476	28,650
Prepaid expenses and other current assets	84,657	120,574

Total current assets	5,497,395	1,433,798

PROPERTY AND EQUIPMENT, net	146,994	165,587

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $119,794 and $92,486, respectively	327,572	295,603
Loans receivable	364	137
Deposits	1,385	1,385
Deferred financing costs, net of accumulated amortization of $104,303 at March 31, 2005	—	206,590

Total assets	$5,989,209	$2,118,599

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

	March 31, 2006	March 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$279,303	$258,940
Accrued expenses	134,286	96,106
Convertible term note payable	—	583,330
Due to related parties	444,141	377,741

Total current liabilities	857,730	1,316,117

LONG TERM LIABILITIES:
Convertible term note payable	—	672,268

Total liabilities	857,730	1,988,385

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 and 0 shares issued and outstanding as of March 31, 2006 and March 31, 2005	24,000	—
Common stock: $0.01 par value 100,000,000 shares authorized; 31,017,615 and 23,267,000 shares issued and outstanding as of March 31, 2006 and March 31, 2005	310,176	232,670
Additional paid-in capital	28,031,915	12,308,845
Stock subscription receivable	—	(13,333)
Accumulated deficit	(23,234,612)	(12,397,968)

Total stockholders’ equity	5,131,479	130,214

Total liabilities and stockholders’ equity	$5,989,209	$2,118,599

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

REVENUES, net	$492,235	$1,850,954

COST OF GOODS SOLD	301,642	759,064

Gross profit	190,593	1,091,890

OPERATING EXPENSES:
Selling, general and administrative	3,584,653	2,581,033
Non-cash equity financing expense	6,810,444	—
Impairment loss	—	2,010
Depreciation, amortization and depletion	70,061	84,401

Total operating expenses	10,465,158	2,667,444

Loss from operations	(10,274,565)	(1,575,554)

OTHER INCOME (EXPENSE), net:
Interest income	15,510	7,796
Interest expense	(577,589)	(287,118)

Total other (expense) income, net	(562,079)	(279,322)

Net loss	$(10,836,644)	$(1,854,876)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.43)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	25,330,737	22,377,184

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Common Stock			Additional Paid-In		Stock subscription
			Preferred		Accumulated
	Shares	Amount	Stock	Capital	Deficit	receivable	Total

BALANCE, April 1, 2004	22,192,003	$221,920	$—	$11,143,148	$(10,543,092)	$—	$821,976
Warrants granted in lieu of accrued expenses	—	—	—	75,000	—	—	75,000
Common stock issued in consideration for services	112,500	1,125	—	84,375	—	—	85,500
Warrants granted in consideration for services	—	—	—	48,240	—	—	48,240
Common stock issued in conversion of note payable	150,000	1,500	—	148,500	—	—	150,000
Common stock issued in consideration for interest expense	12,497	125	—	12,372	—	—	12,497
Warrants granted in consideration for convertible term note	—	—	—	165,210	—	—	165,210
Common stock issued for private placement	800,000	8,000	—	632,000		(13,333)	626,667
Net loss					(1,854,876)		(1,854,876)

BALANCE, March 31, 2005	23,267,000	232,670	—	12,308,845	(12,397,968)	(13,333)	130,214
Common stock issued in convertion of note payable	2,000,000	20,000		1,580,000	—	—	1,600,000
Common stock issued in consideration for interest	615	6		486	—	—	492
Proceeds from stock subscription receivable	—	—		—	—	13,333	13,333
Warrants granted in consideration for consulting services	—	—		129,720	—	—	129,720
Compensation expense associated with options	—	—		906,076	—	—	906,076
Exercise of stock options	300,000	3,000		342,000	—	—	345,000
Common stock issued for private placement	5,450,000	54,500		6,005,500	—	—	6,060,000
Warrants issued for private placement	—	—		6,810,444			6,810,444
Private placement costs				(51,156)			(51,156)
Preferred stock issued			24,000				24,000
Net loss	—	—	—	—	(10,836,644)		(10,836,644)

BALANCE, March 31, 2006	31,017,615	$310,176	$24,000	$28,031,915	$(23,234,612)	$—	$5,131,479

The accompanying notes are an integral part of this consolidated statement.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,836,644)	$(1,854,876)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and depletion	645,795	322,630
Impairment loss	—	2,010
Stock granted in consideration for services	—	85,500
Warrants granted in consideration for services	129,720	48,240
Warrants issued in consideration of financing	6,810,444
Compensation expense associated with options	906,076
Stock granted in consideration for interest expense	492	12,497
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable, net	691,447	(389,063)
Decrease in inventory, net	29,003	40,527
Decrease in note receivable, net	9,174	35,000
Decrease (increase) in prepaid expenses and other current assets	35,917	(40,279)
Decrease in deposits	—	75,000
Increase (decrease) in accounts payable and accrued expenses	58,544	(225,167)

Net cash used in operating activities	(1,520,032)	(1,887,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(227)	1,401
Proceeds from sale of fixed asset	—	15,000
Payments for acquisition of property and equipment	(48,903)	(29,469)
Payments for patent	(59,277)	(11,633)

Net cash used in investing activities	(108,407)	(24,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	200,000	133,600
Payments of related party payable	(133,600)	—
Proceeds from issuance of preferred stock	24,000	—
Proceeds from the exercise of stock options	345,000	—
Proceeds from issuance of common stock	6,060,000	626,667
Payments of private placement costs	(51,156)	—
Proceeds from stock subscription receivable	13,333	—

Net cash provided by financing activities	6,457,577	760,267

Net increase (decrease) in cash and cash equivalents	4,829,138	(1,152,415)
CASH AND CASH EQUIVALENTS, beginning of period	365,610	1,518,025

CASH AND CASH EQUIVALENTS, end of period	$5,194,748	$365,610

The accompanying notes are an intergral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$2,451	$92,885
Income taxes	$1,434	$1,520

Discount on convertible term loan	$—	$165,210
Conversion of accrued expenses due to a former employee into warrants	$—	$75,000
Conversion of note payable into common stock	$1,600,000	$150,000

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

1.	DESCRIPTION OF BUSINESS AND BUSINESS PLAN

          United Energy Corp. (“United Energy” or the Company”) considers its primary business focus to be the developement, manufacture and sale of environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

KH-30 paraffin dispersant for the oil industry and related products;

Uniproof specialty-coated proofing paper for the printing industry; and

following additional testing, “Slick Barrier” underwater protective coatings for use in marine applications.

          Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. Military.

          We have developed and patented a system referred to as our “S2 system,” to work with our environmentally friendly paraffin dispersants products. This patented technology produces high volumes of steam and heat at variable pressures and temperatures to dissolve most deposits of paraffin and asphaltene within oil wells, pipelines or storage tanks.

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

          On an on-going basis, United Energy evaluates its estimates, including those related to option and warrant values, bad debts, inventories, intangible assets, contingencies and litigation. United Energy bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

          The Company’s primary source of revenue is from the sales of its products. The Company recognizes revenue upon shipment and transfer of title.

Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

Inventories

          Inventories consist predominately of finished goods. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Allowance for Doubtful Accounts

          The Company monitors its accounts and note receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Company uses its historical experience to determine its accounts receivable reserve. The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Company also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Property and Equipment

          Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases (15 years), which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended March 31, 2006 and 2005 was $67,496 and $92,196, respectively.

Property and equipment consists of the following at March 31, 2006 and 2005:

	2006	2005

Furniture and fixtures	$78,309	$74,379
Machinery and equipment	333,423	288,450
Vehicles	82,139	82,139
Leasehold improvements	26,203	26,203

	520,074	471,171

Less- Accumulated depreciation and amortization	(373,080)	(305,584)

Property and equipment, net	$146,994	$165,587

Goodwill

          The Company capitalized goodwill related to the acquisition of Green Globe in September of 1998. Goodwill represents cost in excess of fair value on the net assets acquired. Goodwill was amortized over a 15 year period using a straight line amortization method until the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on April 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, which had no material effect on its results of operations and financial position.

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

          As of March 31, 2006 the Company completed its annual impairment testing of goodwill. The Company estimated the fair value of its goodwill by using discounted cash flow analysis. As a result of the impairment tests, the Company did not record a goodwill impairment charge related to the Green Globe segment, during the year ended March 31, 2006. During the year ended March 31, 2005, the Company recorded a goodwill impairment charge of $2,010.

           Goodwill consists of the following at March 31, 2006 and 2005:

	2006	2005

Goodwill	$86,523	$86,523
Less: Impairment loss	53,320	53,320
Less: Accumulated amortization	17,704	17,704

Goodwill, net	$15,499	$15,499

Research & Development

          Our products are the result of research and development expenditures. The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred research and development costs of $193,032 and $212,613 for the fiscal years ended March 31, 2006 and 2005, respectively.

Patents

          The Company capitalizes legal costs incurred to obtain patents. Amortization begins when the patent is approved using the straight-line basis over the estimated useful life of 15 years.

Sale of Oil Well Leases

          In April 2004, the Company sold its oil well leases located in Laramie County, Wyoming for $15,000 and a 4.5% royalty on all future oil sales from these wells. The company recognized no gain or loss on the sale of the oil well leases. In May 2004, the state of Wyoming returned a $75,000 deposit made by the Company at the time the oil leases were purchased. There were no royalty payments received during the years ended March 31, 2006 and 2005.

Accounting for Long-Lived Assets

          The Company’s long-lived assets include property and equipment and patents.

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

Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), Shared-based Payments, (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the fourth quarter of fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

          Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense.

          At March 31, 2006, the Company has stock based compensation plans, which are described more fully in Note 9. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees through December 31, 2005. On January 1, 2006, the Company adopted SFAS No. 123(R) which requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. As a result of adopting SFAS 123(R), net loss for the year ended March 31, 2006 was higher by $428,798 than if the Company had not adopted SFAS 123(R). The impact on both basic and diluted loss per share for the year ended March 31, 2006, was $0.02 per share. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services until the adoption of SFAS 123(R).” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $219,998 and $208,740 for the years ended March 31, 2006 and 2005, respectively.

          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 up through the adoption of SFAS No. 123(R) to all stock-based compensation:

	For the Year ended March 31, 2006	For the Nine Months ended December 31, 2005	For the Year ended March 31, 2005
		(Restated)(1)	(Restated)(2)

Net loss as reported	$(10,836,644)	$(2,898,419)	$(1,854,876)
Add:
Stock based compensation expenses included in reported net loss prior to adoption of SFAS No. 123(R)	516,720	387,000	208,740
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards prior to adoption of SFAS No. 123(R)	(612,071)	(612,071)	(1,059,709)

Pro forma	$(10,931,995)	$(3,123,490)	$(2,705,845)

Basic and diluted loss per common share
As reported	$(0.43)	$(0.12)	$(0.08)

Pro forma	$(0.43)	$(0.13)	$(0.12)

          During the year ended March 31, 2006, the Company realized that certain option transactions including issuances and cancellations were not disclosed or reflected in the consolidated financial statements for the nine months ended December 31, 2005 or the year ended March 31, 2006. The Company has restated the prior period pro forma loss for the nine months ended December 31, 2005 and for the year ended March 31, 2005, as follows:

(1)	Pro forma loss increased to $3,123,490 from $2,855,110 and the pro forma basic and diluted loss per share increased to $0.13 from $0.12 for the Nine Months ended December 31, 2005.
(2)	Pro forma loss increased to $2,705,845 from $2,336,624 and the pro forma basic and diluted loss per share increased to $0.12 from $0.10 for the Year ended March 31, 2005.

Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). This revised accounting standard eliminates the ability to account for stock based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123(R) is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 for small business issuers. On January 1, 2006, the Company adopted SFAS No. 123(R). The Company has historically through the nine months ended December 31, 2005, provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. With the adoption of SFAS No. 123(R), the Company has recorded $428,798, as stock based compensation cost, which has had a negative impact on the our consolidated statement of operations.

Per Share Data

           SFAS No. 128 establishes standards for computing and presenting earnings per share (“EPS”). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted loss per share for the years ended March 31, 2006 and 2005 does not include 15,046,000, and 7,670,000 stock options and warrants since the inclusion of the outstanding stock options and warrants would be antidilutive.

Concentrations of Risk

Cash and Cash Equivalents

          The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Accounts and Notes Receivable

          The Company had two customers which accounted for 69% and three customers which accounted for 87% of the total accounts receivable at March 31, 2006 and 2005 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management’s expectations.

          At March 31, 2003, the Company converted an accounts receivable balance of $179,034 to a one year note receivable. The note accrues interest at the rate of 4.5%, was to be paid in 12 monthly installments and provides for a security interest in the inventory held by this customer. During the year ended March 31, 2004, the customer returned goods in the amount of $30,226, which decreased the note. Principal payments in the amount of $53,808 have also been received. In addition, the Company decreased the reserve by $13,850 to $17,500. No interest has been paid to date. On March 28, 2004, the customer agreed to a balance of $95,000, which was to be paid $5,000 per month. During the year ended March 31, 2006, the customer made six monthly payments. The balance at March 31, 2006 is $30,000, prior to the reserve of $10,525.

Significant Customers

          The Company’s revenues from major customers, as a percentage of revenues, for the years ended March 31, 2006 and 2005, are as follows:

	2006	2005

Customer A	14%	3%
Customer B	22%	30%
Customer C	0%	39%
Customer D	10%	2%

Vendors

          The Company purchased supplies from major venders for the years ended March 31, 2006 and 2005, as follows:

	2006	2005

Vendor A	13%	21%
Vendor B	20%	12%
Vendor C	13%	6%
Vendor D	1%	11%

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, note and loan receivable, inventory, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

3.	INVENTORY

          Inventory consists of the following as of March 31, 2006 and 2005:

	2006	2005

Paper	$—	$—
Blended chemicals	68,255	80,380
Raw materials	38,702	55,580

Total inventory	$106,957	$135,960

4.	RELATED PARTY TRANSACTIONS

          The Company had an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of March 31, 2005 and 2004 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

          Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays $115,200 per year under the lease, excluding real estate taxes.

          During January and February 2005, the Company’s Chairman of the Board, Ron Wilen, loaned the Company $133,600. The loan was unsecured, non interest bearing and due upon demand. This loan was repaid in April 2005.

          During August 2005, the Chairman of the Board, Ron Wilen and the Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans were both unsecured, non-interest bearing and due upon demand. These loans were repaid in April 2006.

5.	CONVERTIBLE DEBT

          On March 24, 2004, the Company issued a secured convertible term note (the “Term Note”) in the amount of $1,750,000, which has a term of three years and accrues interest at the greater of the prime rate of interest, which was 5.75% per year at March 31, 2005 (as published in the Wall Street Journal), or 4% per year. Interest is payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commenced on October 1, 2004, at the rate of $58,333.

          The holder of the Term Note has the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. On March 18, 2005, in connection with the financing discussed in Note 7, the fixed conversion price was adjusted to $0.80. The Company’s obligations under the Term Note are secured by a first priority security interest in the Company’s assets. As of March 31, 2005, the holder of the Term Note converted $150,000 in principal into 150,000 shares of common stock. In addition, the holder of the Term Note received $12,497 of interest paid in shares of the Company’s common stock. During the fiscal year ended March 31, 2006, the holder of the Term Note converted $1,600,000 in principal and $492 of interest into 2,000,615 shares of common stock and the note is no longer outstanding.

          During December 2004, the Company defaulted on the Term Note by failing to pay principal of $24,999. The Company also failed to pay principal of $116,666 for January and February 2005. On February 28, 2005, the Company entered into an Amendment and Waiver agreement (the “Amendment”) with the holder of the Term Note. The amendment included a waiver by the holder of the Term Note of all Events of Default. In consideration for the waiver the Company, (i) paid the holder unpaid interest, (ii) prepaid $37,777 of additional interest and (iii) issued a seven year warrant to purchase 300,000 shares of Common Stock with an exercise price ranging from $1.25 to $1.75. In addition, the holder agreed to defer the principal payments scheduled to be paid from December 2004 through May 2005 until the date of Maturity.

6.	COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

          The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2010. Certain leases contain renewal options. The following is a schedule of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2006

Year	Operating Leases

2007	$129,592
2008	129,105
2009	132,610
2010	152,037

Total minimum lease payments	$543,344

          Operating lease expense was $136,606 and $129,806 for the years ended March 31, 2006 and 2005, respectively.

7.	STOCKHOLDERS’ EQUITY

          Laurus Master Fund, Ltd.

          On February 28, 2005, the Company entered into an amended agreement on the convertible term note (see note 5). The Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price per share ranging from $1.25 to $1.75. The warrants are fully exercisable for seven years from the date of issuance. The estimated fair value of the warrants of $165,210 was recorded as a discount to the convertible term note and was amortized to interest expense over the life of the note. The unamortized amount as of March 31, 2005 was $158,423.

Consulting Agreement with C.C.R.I. Corporation

          On May 17, 2004, The Company entered into a consulting agreement with C.C.R.I. Corporation for certain investor relations and development services. As consideration for these services, the Company issued 75,000 shares of the Company’s common stock and warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $2.00 per share.

Series A and Series B Units

          On March 18, 2005, the Company entered into a securities purchase agreement (the “Agreement”) with two private investors to issue shares of our common stock and warrants. The Agreement provides for two types of units, designated as Series A and Series B.

          The Series A Units each consist of 100,000 shares of the Company’s common stock and a Series A Warrant to purchase 50,000 shares of the Company’s common stock at $1.00 per share, subject to adjustment. The Series A Warrants expire five (5) years from the date they are issued. The purchase price for each Series A Unit is $80,000. The Agreement provides for the sale of up to twenty (20) Series A Units.

           The Series B Units each consist of ten (10) shares of a new class of preferred stock that are convertible into 80,000 shares of the Company’s common stock in the aggregate, subject to adjustment, and a Series B Warrant to purchase 40,000 shares of the Company’s common stock at $1.50 per share. The Series B Warrants expire five (5) years from the date they are issued. The purchase price for each Series B Unit is $80,000. The securities purchase agreement provides for the sale of up to forty-two (42) Series B Units.

           On March 18, 2005, the contract date, the Company issued 8 Series A Units or 800,000 shares of the Company’s common stock and Series A Warrants to purchase 400,000 shares of the Company’s common stock for a purchase price of $640,000. In connection with issuance of such Series A Units, 37,500 shares of common stock were issued to the investors’ counsel as reimbursement for their expenses.

          On August 25, 2005, the Company entered into an Amendment and Waiver Agreement with the investors providing, among other things, that the investors would waive certain defaults under the securities purchase agreement in exchange for a reduction in the price of the shares issuable upon exercise of the Series B Warrants from $1.50 to $1.00 per share.

          During the year ended March 31, 2006, the Company issued the remaining 12 Series A Units or 1,200,000 shares of its common stock for a purchase price of $960,000 as per the securities agreement dated March 18, 2005.

          On January 26, 2006, the Company entered into the first amendment to the securities purchase agreement dated March 18, 2005, which extended the term of the agreement from March 18, 2006 to the earlier of March 18, 2008 or thirty days notice of termination from the holder of a majority of the shares issued under the agreement. In addition, the Company agreed to certain restrictions.

          On March 9, 2006, the Company entered into the Second Amendment to Securities Purchase Agreement with the investors. Pursuant to the Second Amendment, one of the investors agreed to purchase three-tenths of one Series B unit, consisting of 3 shares of preferred stock and warrants to purchase 12,000 shares of the Company’s common stock (the “Series B Warrant”), for an aggregate purchase price of $24,000. The preferred stock pays a dividend at a rate of 6% of the stated value per annum. In addition, the investors have agreed to waive all existing defaults under the purchase agreement, including the Company’s failure to timely file a Certificate of Designations for the preferred stock and to timely issue common stock certificates and warrants. The Company and the investors also agreed to terminate all further obligations of the investors to purchase and the Company’s obligation to sell any remaining Series B units. The remaining Series B units would have consisted of 417 shares of preferred stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead thereof, the Company agreed to issue to one of the investors warrants to purchase 5,004,000 shares of the Company’s common stock at an exercise price of $1.00 (the “Series C Warrant”). These warrants have been valued at $6,810,444 and recorded as Non-cash equity financing costs in the Consolidated Statements of Operations. The Series C Warrant, as well as the preferred stock and the Series B Warrant, are subject to anti-dilution provisions in the event that the

Company issue shares of common stock at a price less than the conversion price or the exercise price and contain provisions limiting the holders right to convert or exercise if doing so would cause such holder and its affiliates to beneficially own more than 9.99% of the outstanding common stock.

          For so long as the investors hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the majority holder shall have the right to designate a majority of the members of the Company’s Board of Directors in the event of any of the following, referred to as triggering events:

(i) if the Company fails to have gross revenue of at least $5,000,000 for the six months ending September 30, 2006; or

(ii) if the Company breaches any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements.

Consulting Agreement

          On April 27, 2005, the Company entered into a consulting agreement for the provision of certain advisory and business development services. As consideration for these services, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock. The first 500,000 shares have an exercise price of $1.34 and the second 500,000 shares have an exercise price of $2.00 per share. The warrants have been valued at $129,720 and have been recorded as a selling, general and administrative expense in the consolidated statement of operations.

March 2006 Private Placement

          On March 24, 2006, the Company entered into Securities Purchase Agreement and a First Amendment to Securities Purchase Agreement and Registration Rights Agreement pursuant to which the Company raised $5,100,000 in gross cash proceeds from the sale to the purchasers of 4,250,000 shares of common stock at a price of $1.20 per share.

8.	INCOME TAXES

          Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2006, the Company had a net operating loss carryforward for tax purposes of approximately $13,715,000, which is available to reduce its future taxable income, and expires at various dates through 2025. $106,000 is expiring in 2015, $820,000 expiring in 2016, $889,000 expiring in 2017, $736,000 expiring in 2018, $100,000 expiring in 2020, $782,000 expiring in 2021, $2,692,000 expiring in 2022, $2,404,000 expiring in 2023, $1,709,000 expiring in 2024 and $3,477,000 expiring in 2025. A full valuation allowance has been established against the deferred tax assets, which are mainly related to the net loss carryforward, due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

          Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

9.	EMPLOYEE BENEFITS PLAN

Stock Option Plans

          In August 2001, the Company’s stockholders approved, the 2001 Equity Incentive Plan (the “2001 Plan”), which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board’s discretion. Under the 2001 Plan, these options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the dates of the grant to up to 5 years.

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

          There were stock options to purchase 265,000 shares of common stock for future grant as of March 31, 2006 under the 2001 equity incentive plan.

Fair Value of Stock Options

          For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2006	2005

Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	127.05	135.00
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.11 and $1.20 for the years ended March 31, 2006 and 2005, respectively.

Summary Stock Option Activity

          The following table summarizes stock option information with respect to all stock options for the years ended March 31, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Average Intrinsic Value

Options outstanding March 31, 2004	2,205,000	$1.32	8.32

Cancelled	(635,000)
Granted	1,375,000	$1.00

Options outstanding March 31, 2005	2,945,000	$1.20	8.53

Granted	540,000	$1.10
Exercised	(300,000)

Options outstanding March 31, 2006	3,185,000	$1.11	8.48

Vested and expected to vest—end of year	3,185,000	$1.11	8.48	$2,991,750
Exercisable—end of year	2,633,507	$1.12	8.01	$2,443,994

          Options outstanding at March 31, 2006 have an exercise price ranging between $0.70 to $1.80.

          The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of March 31, 2006, $297,332 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years.

10.	SEGMENT REPORTING

          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

          The Company’s total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2006, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$106,861	$385,374	$—	$492,235

Gross profit	$44,961	$145,632	$—	$190,593
Sales, general and administrative expenses	151,948	1,747,331	1,685,374	3,584,653
Non-cash equity financing expense	—	—	6,810,444	6,810,444
Depreciation, amortization and depletion	—	61,994	8,067	70,061
Impairment loss	—	—	—	—
Interest expense	—	—	562,079	562,079

Loss from continuing operations	$(106,987)	$(1,663,693)	$(9,065,964)	$(10,836,644)

Cash and cash equivalents	$—	$—	$5,194,748	$5,194,748
Accounts receivable	—	91,557	—	91,557
Inventory	7,620	99,337	—	106,957
Note receivable	19,476	—	—	19,476
Loan receivable	—	—	364	364
Prepaid expenses	—	—	84,657	84,657
Fixed assets	—	109,546	37,448	146,994
Goodwill	—	15,499	—	15,499
Patent	—	327,572	—	327,572
Deferred financing costs	—	—	—	—
Deposits	—	—	1,385	1,385

Total assets	$27,096	$643,511	$5,318,602	$5,989,209

Capital expenditures	$—	$31,793	$17,110	$48,903

          The Company’s total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$549,462	$1,301,492	$—	$1,850,954

Gross profit	$238,146	$853,744	$—	$1,091,890
Sales, general and administrative expenses	143,942	1,431,225	1,005,866	2,581,033
Depreciation, amortization and depletion	—	74,535	9,866	84,401
Impairment loss	—	2,010	—	2,010
Interest expense	—	—	279,322	279,322

Income (loss) from continuing operations	$94,204	$(654,026)	$(1,295,054)	$(1,854,876)

Cash and cash equivalents	$—	$—	$365,610	$365,610
Accounts receivable	140,617	642,387	—	783,004
Inventory	20,080	115,880	—	135,960
Note receivable	28,650	—	—	28,650
Loan receivable	—	—	137	137
Prepaid expenses	—	—	120,574	120,574
Fixed assets	—	143,633	21,954	165,587
Goodwill	—	15,499	—	15,499
Patent	—	295,603	—	295,603
Deferred financing costs	—	—	206,590	206,590
Deposits	—	—	1,385	1,385

Total assets	$189,347	$1,213,002	$716,250	$2,118,599

Capital expenditures	$—	$23,018	$6,451	$29,469

Geographic Information

	2006	2005

U.S.	$425,550	$938,504

Venezuela	—	729,575

Netherlands	—	50,200

Other	66,685	132,675

Totals	$492,235	$1,850,954