Form 10QSB
period 2006-06-30
UNITED ENERGY CORP /NV/
filed 2006-08-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File No. 000-30841

UNITED ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3342379
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

600 Meadowlands Parkway #20, Secaucus, N.J. 07094
(Address of principal executive offices)

(800) 327-3456
(Issuer’s telephone number, including area code)

          Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes  ☐  No  ☑

          As of the close of business on August 11, 2006, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

          Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☑

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

	June 30, 2006	March 31, 2006

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,259,560	$5,194,748
Accounts receivable, net of allowance for doubtful accounts of $12,824 and $5,018, respectively	254,758	91,557
Inventory, net of allowance of $16,290 and $16,290, respectively	156,258	106,957
Note receivable, net of reserve of $10,525 and $10,525, respectively	14,476	19,476
Prepaid expenses and other current assets	67,626	84,657

Total current assets	4,752,678	5,497,395

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $388,571 and $373,080 respectively	131,503	146,994

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $127,254 and $119,794, respectively	320,112	327,572
Loans receivable	2,549	364
Deposits	1,385	1,385

Total assets	$5,223,726	$5,989,209

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

	June 30, 2006	March 31, 2006

	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$188,273	$279,303
Accrued expenses	139,969	134,286
Due to related parties	244,141	444,141

Total current liabilities	572,383	857,730

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 shares issued and outstanding as of June 30 2006 and March 31, 2006	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 and 31,017,615 shares issued and outstanding as of June 30, 2006 and March 31, 2006	310,301	310,176
Additional paid-in capital	28,119,754	28,031,915
Accumulated deficit	(23,802,712)	(23,234,612)

Total stockholders’ equity	4,651,343	5,131,479

Total liabilities and stockholders’ equity	$5,223,726	$5,989,209

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	For the Three Months Ended June 30,
	2006	2005

	(Unaudited)

REVENUES, net	$225,067	$76,610

COST OF GOODS SOLD	102,076	61,717

Gross profit	122,991	14,893

OPERATING EXPENSES:
Selling, general and administrative	715,700	721,422
Depreciation and amortization	18,638	17,245

Total operating expenses	734,338	738,667

Loss from operations	(611,347)	(723,774)

OTHER INCOME (EXPENSE), net:
Interest income	44,548	10
Interest expense	(855)	(90,574)

Total other expense, net	43,693	(90,564)

Net loss	(567,654)	(814,338)

Preferred dividends	(446)	—

Net loss applicable to common shareholders	$(568,100)	$(814,338)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,026,956	23,529,472

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common Stock			Additional Paid-In
			Preferred		Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2006	31,017,615	310,176	$24,000	$28,031,915	$(23,234,612)	$5,131,479
Exercise of stock options	12,500	125	—	13,750	—	13,875
Compensation expense associated with options	—	—	—	74,089	—	74,089
Dividends accrued on preferred shares	—	—	—	—	(446)	(446)
Net loss	—	—	—	—	(567,654)	(567,654)

BALANCE, June 30, 2006	31,030,115	310,301	$24,000	$28,119,754	$(23,802,712)	$4,651,343

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(568,100)	$(814,338)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,951	92,460
Warrants granted in consideration for services	—	129,720
Compensation expense associated with options	74,089	—

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(163,201)	637,071
Increase in inventory, net	(49,301)	(3,410)
Decrease in note receivable, net	5,000	10,000
Decrease in prepaid expenses and other current assets	17,030	56,532
Decrease in accounts payable and accrued expenses	(85,346)	(117,044)

Net cash used in operating activities	(746,878)	(9,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(2,185)	137
Payments for acquisition of property and equipment	—	(9,116)
Payments for patents	—	(12,147)

Net cash used in investing activities	(2,185)	(21,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	(200,000)	(133,600)
Proceeds from the exercise of stock options	13,875	—
Proceeds from stock subscription receivable	—	13,333

Net cash used in financing activities	(186,125)	(120,267)

Net decrease in cash and cash equivalents	(935,188)	(150,402)

CASH AND CASH EQUIVALENTS, beginning of period	5,194,748	365,610

CASH AND CASH EQUIVALENTS, end of period	$4,259,560	$215,208

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005

	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$855	$705
Income taxes	$1,000	$1,006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$—	$745,800

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

          The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2006 (unaudited) and the results of its operations for the three months ended June 30, 2006 and 2005 (unaudited) and cash flows for the three months ended June 30, 2006 and 2005 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

          The consolidated balance sheet as of March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), Shared-based Payments, (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the first quarter of fiscal year 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          At June 30, 2006, the Company has stock based compensation plans. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees through December 31, 2005. On January 1, 2006, the Company adopted SFAS No. 123(R) which requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. As a result of adopting SFAS 123(R), net loss for the three months ended June 30, 2006 was higher by $43,797 than if the Company had not adopted SFAS 123(R). The impact on both basic and diluted loss per share for the three months ended June 30, 2006 was $0.00 per share. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” until the adoption of SFAS 123(R). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $21,667 and $129,720 for the three months ended June 30, 2006 and 2005, respectively.

2. USE OF ESTIMATES

          The preparation of consolidated financial statements in accordance with accounting principals generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

          On an on-going basis, the Company evaluates its estimates, including those related to option and warrant values, bad debts, inventories, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. SEGMENT INFORMATION

          Under the provision of SFAS No. 131, the Company’s activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company’s industry segment information for the three months and three months ended June 30, 2006 and 2005.

          The Company’s total revenues and net loss by segment for the three month period ended June 30, 2006 and identifiable assets as of June 30, 2006 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$240	$224,827	$—	$225,067

Gross profit	$24	$122,967	$—	$122,991
General and administrative	15,968	328,275	371,457	715,700
Depreciation, amortization and depletion	—	16,989	1,649	18,638
Interest income	—	—	44,548	44,548
Interest expense	—	—	855	855

Net loss	$(15,944)	$(222,297)	$(329,413)	$(567,654)

Cash and cash equivalents	$—	$—	$4,259,560	$4,259,560
Accounts receivable, net	—	254,758	—	254,758
Inventory, net	7,620	148,638	—	156,258
Note receivable, net	14,476	—	—	14,476
Prepaid expenses	—	—	67,626	67,626
Property and equipment, net	—	95,704	35,799	131,503
Goodwill, net	—	15,499	—	15,499
Patents, net	—	320,112	—	320,112
Loans receivable	—	—	2,549	2,549
Deposits	—	—	1,385	1,385

Total assets	$22,096	$834,711	$4,366,919	$5,223,726

Capital Expenditures	$—	$—	$—	$—

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          The Company’s total revenues and net loss by segment for the three month period ended June 30, 2005 and identifiable assets as of June 30, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$271	$76,339	$—	$76,610

Gross profit	$271	$14,622	$—	$14,893
General and administrative	34,332	466,444	220,646	721,422
Depreciation, amortization and depletion	—	14,917	2,328	17,245
Interest income	—	—	10	10
Interest expense	—	—	90,574	90,574

Net loss	$(34,061)	$(466,739)	$(313,538)	$(814,338)

Cash and cash equivalents	$—	$—	$215,208	$215,208
Accounts receivable, net	74,295	71,639	—	145,934
Inventory, net	20,025	119,345	—	139,370
Note receivable, net	18,650	—	—	18,650
Prepaid expenses	—	—	64,043	64,043
Property and equipment, net	—	132,176	26,077	158,253
Goodwill, net	—	15,499	—	15,499
Patents, net	—	301,110	—	301,110
Deferred note costs	—	—	180,514	180,514
Deposits	—	—	1,385	1,385

Total assets	$112,970	$639,769	$487,227	$1,239,966

Capital Expenditures	$—	$9,116	$—	$9,116

	REVENUE
GEOGRAPHICAL INFORMATION	2006	2005

U.S.	$225,067	$76,610
Non U.S.	—	—

Total revenue	$225,067	$76,610

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. INVENTORY

          Inventory consists of the following:

	June 30, 2006	March 31, 2006

Blended chemicals	$116,765	$68,255
Raw materials	39,493	38,702

Total inventory	$156,258	$106,957

5. RELATED-PARTY TRANSACTIONS

          The Company has an amount due to Robert Seaman, a major shareholder and former director of the Company. Amount due to the related party as of June 30, 2006 and 2005 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

          Martin Rappaport, a major shareholder and director of the Company, owns the property from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $115,200 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

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

6. EMPLOYEE BENEFITS PLAN

Stock Option Plans

          In August 2001, the Company’s stockholders approved the 2001 Equity Incentive Plan (the “2001 Plan”), which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board’s discretion. Under the 2001 Plan, these options may be exercised for a period up to ten years from the date of grant. Options issued to employees are exercisable upon vesting, which can range between the dates of the grant to up to 5 years.

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

          There were 265,000 shares of common stock available for future grant as of June 30, 2006 under the 2001 equity incentive plan.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Stock Options

          For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2006	2005

Expected life (in years)	10	10

Risk-free interest rate	4.54%	4.54%

Volatility	125.8	135.0

Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.17 for the three months ended June 30, 2006.

Summary Stock Option Activity

          The following table summarizes stock option information with respect to all stock options for the quarter ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding April 1, 2006	3,185,000	$1.11	8.48

Granted	250,000	$2.05

Exercised	(12,500)

Options outstanding June 30, 2006	3,422,500	$1.17	8.36

Vested and expected to vest–end of quarter	3,185,000	$1.17	8.36	$1,046,500

Exercisable–end of quarter	2,879,340	$1.19	7.93	$837,903

          Options outstanding at June 30, 2006 have an exercise price ranging between $0.70 to $2.05.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of June 30, 2006, $241,431 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

          The following table illustrates the effect on net loss and earnings per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

For the Three Months Ended June 30, 2005

Net loss as reported	$(814,338)

Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	(163,756)

Pro forma loss	$(978,094)

Basic and diluted loss per common share

As reported	$(0.03)

Pro forma	$(0.04)

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

Item 2	Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

          The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by us from time to time. The discussion of our liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to our operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein and those discussed under the heading “Risk Factors” in the Company’s 10-KSB for the fiscal year ended March 31, 2006. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report. Unless the context otherwise requires, “we”, “our”, “us”, the “Company” and similar phrases refer to United Energy Corp.

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

          A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our KH-30 product line to the worldwide marketplace for refinery, tank and pipeline cleaning services. We have recently entered into a non-exclusive distribution agreement with Champion Technologies Inc. and a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies however, there can be no assurance that any of these arrangements will be entered into or, if entered into, (as well as the agreements with Champion Technologies and Petrobras America Inc.) will be successful.

          We provide Specialty Chemicals and graphic arts products to our customers and generated revenues of $225,067 for the quarterly period ended June 30, 2006 and $76,610 for the quarterly period ended June 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

          Revenues. Revenues for the three months ended June 30, 2006 were $225,067, a $148,457, or 194% increase from revenues of $76,610 in the comparable three months of 2005. The increase in revenues was due to higher sales of Specialty Chemicals, primarily to one customer. Specialty Chemicals sales, which include sales of our KH-30 products and Green Globe/Qualchem military sales, increased by $148,488 to $224,827, or 195% compared to $76,339 in the comparable three months in the previous year. This increase was due primarily to higher sales of our KH-30 family of oil dispersant products. There were no sales of our Uniproof proofing paper during the three months ended June 30, 2006 and 2005.

          Cost of Goods Sold. Cost of goods sold increased $40,359, or 65% to $102,076 or 45% of sales, for the three months ended June 30, 2006 from $61,717, or 81% of sales for the three months ended June 30, 2005. The increase in cost of goods sold and the lower percentage of sales was due to the higher sales levels.

          Gross Profit. Gross profit for the three months ended June 30, 2006, increased by $108,098, or 726% to $122,991 or 55% of sales compared with $14,893 or 19% of sales in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

          Operating Costs and Expenses

          General and Administrative Expenses. General and administrative expenses decreased $5,722 to $715,700 or 318% of sales for the three months ended June 30, 2006 compared with $721,422 or 942% of sales for the three months ended June 30, 2005. The decrease in general and administrative expenses is primarily related to a decrease in professional fees and lower marketing expenses partially offset by higher salaries and office expense due to the option costs charged for employees, the exercise of options, an increase in bad debts and higher travel and entertainment expenses.

          Depreciation and Amortization. Depreciation and amortization remained relatively constant for the three months ended June 30, 2006 as compared to June 30, 2005.

          Interest Income. The Company had interest income of $44,548 for the three months ended June 30, 2006 compared with $10 in the corresponding period in 2005. The increase was due to the increased cash level in connection with the private placement in March 2006.

          Interest Expense. The Company had interest expense of $855 for the three months ended June 30, 2006 compared with interest expense of $90,574 in the corresponding period in 2005. The decrease was due to the lower principal amount of indebtedness outstanding as a result of the convertible term note being satisfied in August 2005.

          Net Loss. The three months ended June 30, 2006 resulted in a net loss of $567,654 or $0.02 per share as compared to a net loss of $814,338 or $0.03 per share for the three months ended June 30, 2005. The average number of shares of common stock used in calculating earnings per share increased 7,497,484 shares to 31,026,956 as a result of 2,000,000 shares issued for the conversion of the note payable and 5,400,000 shares issued in connection with the private placement.

Liquidity and Capital Resources

          As of June 30, 2006, the Company had $4,259,560 in cash and cash equivalents, as compared to $5,194,748 at March 31, 2006.

          The $935,188 decrease in cash and cash equivalents was due to net cash used in operating activities of $746,878, net cash used in investing activities of $2,185 and net cash used in financing activities of $186,125. Cash used in investing activities consisted of employee loans of $2,185. Cash used in financing activities consisted of the payment of a related party payable of $200,000, partially offset by the receipt from the exercise of stock options of $13,875.

          As of June 30, 2006 the Company had no backlog. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

          We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Concentration of Risk

          We currently sell our Uniproof proofing paper to one customer. The Alameda Company of Anaheim, California. There were no sales to this customer during the three months ended June 30, 2006 and 2005. Revenue from sales of our proofing paper is expected to continue to decline due to the paper technology switching to a digital technology. A decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us.

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Quantitative and Qualitative Disclosures about Market Risk

          There were no material changes from the information presented in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, with respect to the Company’s quantitative and qualitative disclosures about market risks.

Item 3.	Controls and Procedures.

          As of June 30, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures, is more fully discussed below. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls were not effective due to the material weakness in our internal controls over the financial reporting process, as described below. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          In connection with the audit by our independent registered public accounting firm of our financial statements, as of March 31, 2006 and for the year then ended, our independent registered public accounting firm notified our management and the Board of Directors that they had identified a deficiency that they considered a material weakness in our internal controls over the financial reporting process relating to the communication between the Chairman of the Board of Directors, the CEO and the interim CFO. Adjustments were identified during the audit process relating to the recording of options that the Company issued during 2006 and 2005. These adjustments were made to the consolidated financial statements for the year ended March 31, 2006 and 2005.

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

          During our first quarter, in connection with reportable conditions above, we have subsequently enhanced our internal controls over financial reporting as described above, which materially affected, and is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          During the quarter ended June 30, 2006, a former employee of the Company exercised stock options to purchase 12,500 shares at an exercise price of $1.11 per share. The common stock was issued pursuant to an exemption provided by Section 4(2) of Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 6.	Exhibits

(a)	Exhibits.

	31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006	UNITED ENERGY CORP.

	By:	/s/ Brian King

Brian King,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever

James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)