Form 10QSB
period 2006-09-30
UNITED ENERGY CORP /NV/
filed 2006-11-13
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☑

          As of the close of business on November 13, 2006, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

          Transitional Small Business Disclosure Format (check one) Yes ☐   No ☑

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

	September 30, 2006	March 31, 2006

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,814,794	$5,194,748
Accounts receivable, net of allowance for doubtful accounts of $9,512 and $5,018, respectively	234,670	91,557
Inventory, net of allowance of $16,290 and $16,290, respectively	136,392	106,957
Note receivable, net of allowance for doubtful accounts of $10,525 and $10,525, respectively	9,476	19,476
Prepaid expenses and other current assets	49,368	84,657

Total current assets	4,244,700	5,497,395

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $404,204 and $373,080 respectively	117,895	146,994

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $134,705 and $119,794, respectively	312,661	327,572
Loans receivable	2,750	364
Deposits	1,385	1,385

Total assets	$4,694,890	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

	September 30, 2006	March 31, 2006

	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$174,241	$279,303
Accrued expenses	75,441	134,286
Due to related parties	244,141	444,141

Total current liabilities	493,823	857,730

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 shares issued and outstanding as of September 30 2006 and March 31, 2006	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 and 31,017,615 shares issued and outstanding as of September 30, 2006 and March 31, 2006	310,301	310,176
Additional paid-in capital	28,221,841	28,031,915
Accumulated deficit	(24,355,075)	(23,234,612)

Total stockholders’ equity	4,201,067	5,131,479

Total liabilities and stockholders’ equity	$4,694,890	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$299,285	$88,465	$524,352	$165,075

COST OF GOODS SOLD	107,181	75,082	209,257	136,799

Gross profit	192,104	13,383	315,095	28,276

OPERATING EXPENSES:
Selling, general and administrative	773,913	1,071,941	1,489,613	1,793,363
Depreciation and amortization	18,770	17,415	37,408	34,660

Total operating expenses	792,683	1,089,356	1,527,021	1,828,023

Loss from operations	(600,579)	(1,075,973)	(1,211,926)	(1,799,747)

OTHER INCOME (EXPENSE), net:
Interest income	48,950	13	93,498	23
Interest expense	(374)	(485,594)	(1,229)	(576,168)

Total other income (expense), net	48,576	(485,581)	92,269	(576,145)

Net loss	(552,003)	(1,561,554)	(1,119,657)	(2,375,892)

Preferred dividends	(360)	—	(806)	—

Net loss applicable to common shareholders	$(552,363)	$(1,561,554)	$(1,120,463)	$(2,375,892)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.06)	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,030,115	25,047,652	31,028,544	24,292,710

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Accumulated Deficit

	Shares	Amount				Total

BALANCE, April 1, 2006	31,017,615	310,176	$24,000	$28,031,915	$(23,234,612)	$5,131,479
Exercise of stock options	12,500	125	—	13,750	—	13,875
Compensation expense associated with options	—	—	—	176,176	—	176,176
Dividends paid and accrued on preferred shares	—	—	—	—	(806)	(806)
Net loss	—	—	—	—	(1,119,657)	(1,119,657)

BALANCE, September 30, 2006	31,030,115	310,301	$24,000	$28,221,841	$(24,355,075)	$4,201,067

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,120,463)	$(2,375,892)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46,035	597,340
Warrants granted in consideration for services	—	129,720
Stock granted in consideration for interest expense	—	492
Compensation expense associated with options	176,176	387,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) decrease in accounts receivable, net	(143,113)	715,464
Increase in inventory, net	(29,435)	(60,176)
Decrease in note receivable, net	10,000	15,000
Decrease in prepaid expenses and other current assets	35,289	67,068
(Decrease) increase in accounts payable and accrued expenses	(163,907)	71,506
Increase in employee loans	(2,386)	(163)

Net cash used in operating activities	(1,191,804)	(452,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment	(2,025)	(9,116)
Payments for patents	—	(23,676)

Cash used in investing activities	(2,025)	(32,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	—	200,000
Payments of related party payable	(200,000)	(133,600)
Proceeds from the exercise of stock options	13,875	172,500
Proceeds from the issuance of common stock	—	80,000
Proceeds from stock subscription receivable	—	13,333

Net cash (used in) provided by financing activities	(186,125)	332,233

Net decrease in cash and cash equivalents	(1,379,954)	(153,200)

CASH AND CASH EQUIVALENTS, beginning of period	5,194,748	365,610

CASH AND CASH EQUIVALENTS, end of period	$3,814,794	$212,410

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$1,229	$1,070
Income taxes	$1,000	$1,434

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$—	$1,600,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

          The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2006 (unaudited) and the results of its operations for the three months and six months ended September 30, 2006 and 2005 (unaudited) and cash flows for the six months ended September 30, 2006 and 2005 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months and six months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

          The consolidated balance sheet as of March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

          For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

          The Company currently anticipates that its available cash on hand and cash resources from expected revenues will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

          Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our product lines. In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), Shared-based Payments, (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the second quarter of fiscal year 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          At September 30, 2006, the Company has stock based compensation plans. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees through December 31, 2005. On January 1, 2006, the Company adopted SFAS No. 123(R), which requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. As a result of adopting SFAS 123(R), net loss for the six months ended September 30, 2006 was higher by $100,287 than if the Company had not adopted SFAS 123(R). There was minimal impact on both the basic and diluted loss per share for the six months ended September 30, 2006. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” until the adoption of SFAS 123(R) which does not cover non-employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $67,264 and $129,720 for the six months ended September 30, 2006 and 2005, respectively.

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

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. SEGMENT INFORMATION

          Under the provision of SFAS No. 131, the Company’s activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company’s industry segment information for the three months and six months ended September 30, 2006 and 2005.

          The Company’s total revenues and net income (loss) by segment for the three month period ended September 30, 2006 and identifiable assets as of September 30, 2006 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$271	$299,014	$—	$299,285

Gross profit	$9	$192,095	$—	$192,104
Selling, general and administrative	—	408,234	365,679	773,913
Depreciation and amortization	—	17,117	1,653	18,770
Interest income	—	—	48,950	48,950
Interest expense	—	—	374	374

Net income (loss)	$9	$(233,256)	$(318,756)	$(552,003)

Cash and cash equivalents	$—	$—	$3,814,794	$3,814,794
Accounts receivable, net	—	234,670	—	234,670
Inventory, net	7,545	128,847	—	136,392
Note receivable, net	9,476	—	—	9,476
Prepaid expenses	—	16,356	33,012	49,368
Property and equipment, net	—	83,749	34,146	117,895
Goodwill, net	—	15,499	—	15,499
Patents, net	—	312,661	—	312,661
Loan receivable, net	—	—	2,750	2,750
Deposits	—	—	1,385	1,385

Total assets	$17,021	$791,782	$3,886,087	$4,694,890

Capital Expenditures	$—	$2,025	$—	$2,025

          The Company’s total revenues and net loss by segment for the six month period ended September 30, 2006, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$511	$523,841	$—	$524,352

Gross profit	$33	$315,062	$—	$315,095
Selling, general and administrative	15,968	736,509	737,136	1,489,613
Depreciation and amortization	—	34,106	3,302	37,408
Interest income	—	—	93,498	93,498
Interest expense	—	—	1,229	1,229

Net loss	$(15,935)	$(455,553)	$(648,169)	$(1,119,657)

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          The Company’s total revenues and net loss by segment for the three month period ended September 30, 2005 and identifiable assets as of September 30, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$211	$88,254	$—	$88,465

Gross profit	$(59)	$13,442	$—	$13,383
Selling, general and administrative	44,194	725,539	302,208	1,071,941
Depreciation and amortization	—	15,083	2,332	17,415
Interest income	—	—	13	13
Interest expense	—	—	485,594	485,594

Net loss	$(44,253)	$(727,180)	$(790,121)	$(1,561,554)

Cash and cash equivalents	$—	$—	$212,410	$212,410
Accounts receivable, net	35,002	32,538	—	67,540
Inventory, net	68,898	127,238	—	196,136
Note receivable, net	13,650	—	—	13,650
Prepaid expenses	—	—	53,507	53,507
Property and equipment, net	—	118,056	23,745	141,801
Goodwill, net	—	15,499	—	15,499
Patents, net	—	305,831	—	305,831
Loan receivable, net	—	—	300	300
Deposits	—	—	1,385	1,385

Total assets	$117,550	$599,162	$291,347	$1,008,059

Capital Expenditures	$—	$9,116	$—	$9,116

          The Company’s total revenues and net loss by segment for the six month period ended September 30, 2005, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total

Revenues	$482	$164,593	$—	$165,075

Gross profit	$212	$28,064	$—	$28,276
Selling, general and administrative	78,526	1,191,983	522,854	1,793,363
Depreciation and amortization	—	30,000	4,660	34,660
Interest income	—	—	23	23
Interest expense	—	—	576,168	576,168

Net loss	$(78,314)	$(1,193,919)	$(1,103,659)	$(2,375,892)

GEOGRAPHICAL INFORMATION

	REVENUE
	2006	2005

U.S.	$450,447	$165,075
Non U.S.	73,905	—

Total revenue	$524,352	$165,075

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. INVENTORY

          Inventory consists of the following:

	Sept. 30, 2006	March 31, 2006

Blended chemicals	$90,527	$68,255
Raw materials	45,865	38,702

Total inventory	$136,392	$106,957

5. RELATED-PARTY TRANSACTIONS

          The Company has an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due to the related party as of September 30, 2006 and 2005 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

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

          During August 2005, the Chairman of the Board, Ron Wilen, and the Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans were both unsecured, non-interest bearing and due upon demand. These loans were repaid in April 2006.

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

          There were 215,000 shares of common stock available for future grant as of September 30, 2006 under the 2001 equity incentive plan.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Stock Options

          For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2006	2005

Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	102.5	135.0
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.17 for the six months ended September 30, 2006.

Summary Stock Option Activity

          The following table summarizes stock option information with respect to all stock options for the quarter ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding April 1, 2006	3,185,000	$1.11	8.48

Granted	300,000	$1.84
Exercised	(12,500)

Options outstanding September 30, 2006	3,472,500	$1.17	7.61

Vested and expected to vest–end of quarter	3,472,500	$1.17	7.61	$—

Exercisable–end of quarter	3,064,077	$1.19	7.47	$—

          Options outstanding at September 30, 2006 have an exercise price ranging from $0.70 to $2.05.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of September 30, 2006, $184,941 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

          The following table illustrates the effect on net loss and earnings per share for the three months and six months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three months Ended September 30, 2005	For the Six months Ended September 30, 2005

Net loss as reported	$(1,561,554)	$(2,375,892)

Add:
Stock based employee compensation expense Included in reported net income	387,000	387,000
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	(133,981)	(297,737)

Pro forma loss	$(1,308,535)	$(2,286,629)

Basic and diluted loss per common share

As reported	$(0.06)	$(0.10)

Pro forma	$(0.05)	$(0.09)

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

Recent Developments

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

          On January 26, 2006, the Company entered into the first amendment to the securities purchase agreement dated March 18, 2005 (the “First Amendment”). The First Amendment changed, among other provision, the expiration date of the securities purchase agreement to the earlier of March 18, 2008 or thirty (30) days after notice of termination from the holder of a majority of the shares issued under the agreement and that for so long as the Purchasers (as defined in the First Amendment) hold 1,500,000 shares of common stock equivalents (shares of common stock and other securities convertible to or exercisable for common stock), the Majority Holder, defined in the First Amendment as prior to the issuance of any Series B Units, the Purchaser who is the holder of the majority of shares of common stock issued as part of the Series A Units, and following the issuance of the first Series B Unit, the Purchaser who is the holder of the majority of shares of the preferred stock, shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ended September 30, 2006;

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements; or

(iii) if the investors purchase an aggregate of twenty one or more Series B Units

          We failed to have gross revenues of at least $5,000,000 for the six months ended September 30, 2006 and therefore, the Majority Holder has the right to designate a majority of the members of our Board of Directors. To date, the Majority Holder has not elected to designate a majority of the members of our Board of Directors and there is no assurance that the Majority Holder will not elect to designate a majority of the members of our Board of Directors. If the Majority Holder decides to designate a majority of the members of our Board of Directors, such directors will have the authority to exercise control over matters relating to us, including without limitation, (i) discretion over our day to day affairs and our management and (ii) decisions relating or affecting our capital structure, including the issuance of additional capital stock, debt and the declaration of dividends.

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

          Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements that are renewable at the option of the U.S. military.

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

          A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our KH-30 product line to the worldwide marketplace for refinery, tank and pipeline cleaning services. We have recently entered into a non-exclusive distribution agreement with Champion Technologies Inc. and a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. In June 2006 and September 2006, Petrobras America Inc. placed Specialty Chemical orders of $123,772 and $167,092, respectively. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies however, there can be no assurance that any of these arrangements will be entered into or, if entered into, (as well as the agreements with Champion Technologies and Petrobras America Inc.) will be successful.

          We provide Specialty Chemicals and graphic arts products to our customers and generated revenues of $524,352 for the six months ended September 30, 2006 and $165,075 for the six months ended September 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

          Revenues. Revenues for the three months ended September 30, 2006 were $299,285, a $210,820, or 238% increase from revenues of $88,465 in the comparable three months of 2005. The increase in revenues was due to higher sales of Specialty Chemicals, primarily to two customers, Petrobras America Inc and Castor Petroleum LTD. Specialty Chemicals revenues, which includes sales of our KH-30 products and Green Globe/Qualchem military sales, increased by $210,760 to $299,014, or 239% from the comparable three months of 2005 compared to $88,254 in the comparable three months in 2005. This increase was due primarily to higher sales of our KH-30 family of oil field dispersant products. There were no sales of our Uniproof proofing paper during the three months ended September 30, 2006 and 2005.

          Cost of Goods Sold. Cost of goods sold increased $32,099, or 43% to $107,181 or 36% of revenues, for the three months ended September 30, 2006 from $75,082, or 85% of revenues for the three months ended September 30, 2005. The increase in cost of goods sold (which accounted for lower percentage of revenues) was due to the higher sales levels in the period compared to the comparable period in 2005.

          Gross Profit. Gross profit for the three months ended September 30, 2006, increased by $178,721, or 1,335% to $192,104 or 64% of revenues compared with $13,383 or 15% of sales in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

          Operating Costs and Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $298,028 to $773,913 or 259% of sales for the three months ended September 30, 2006 compared with $1,071,941 for the three months ended September 30, 2005. The decrease in selling, general and administrative expenses was primarily related to lower salaries due to the exercise of options in the prior comparable period and a decrease in travel and entertainment expenses, partially offset by an increase in bad debts and a slight increase in professional fees.

          Depreciation and Amortization. Depreciation and amortization remained relatively constant for the three months ended September 30, 2006 as compared to September 30, 2005.

          Interest Income. The Company had interest income of $48,950 for the three months ended September 30, 2006 compared with $13 in the corresponding period in 2005. The increase was due to the increased cash level in connection with the private placement completed in March 2006.

          Interest Expense. The Company had interest expense of $374 for the three months ended September 30, 2006 compared with interest expense of $485,594 in the corresponding period in 2005. The decrease was due to the lower principal amount of indebtedness outstanding as a result of the convertible term note being satisfied in August 2005.

          Net Loss. The three months ended September 30, 2006 resulted in a net loss of $552,003 or $0.02 per share as compared to a net loss of $1,561,554 or $0.06 per share for the three months ended September 30, 2005. The average number of shares of common stock used in calculating net loss per share increased 5,982,463 shares to 31,030,115 as a result of 2,000,000 shares issued for the conversion of the note payable, 312,500 shares issued in connection with the exercise of stock options and 5,400,000 shares issued in connection with the private placement completed in March 2006.

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005

          Revenues. Revenues for the six-month period ended September 30, 2006 were $524,352, a $359,277 or 217% increase from revenues of $165,075 in the comparable six-month period ended September 30, 2005. The increase in revenues was due to higher sales of Specialty Chemicals, primarily to two customers, Petrobras America Inc. and Castor Petroleum LTD. Specialty Chemicals revenues, which includes sales of our KH-30 products and Green Globe/Qualchem products, increased by $359,248 to $523,841, or 218% compared to $164,593 in the comparable six month period ended September 30, 2005. This increase was primarily related to higher sales of our

KH-30 family of oil field dispersant products. There were no sales of our Uniproof proofing paper during the six months ended September 30, 2006 and 2005.

          Cost of Goods Sold. Cost of goods sold increased $72,458, or 53% to $209,257 or 40% of revenues, for the six-month period ended September 30, 2006 from $136,799 or 83% of revenues, for the six-month period ended September 30, 2005. The increase in cost of goods sold (which accounted for a lower percentage of revenues) was due to the higher sales level in the period compared to the comparable period in 2005.

          Gross Profit. Gross profit for the six months ended September 30, 2006, increased by $286,819, or 1,014% to $315,095 or 60% of revenues compared with $28,276 or 17% of revenues in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

          Operating Costs and Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $303,750 to $1,489,613 or 284% of revenues for the six months ended September 30, 2006 compared with $1,793,363 for the six months ended September 30, 2005. The decrease in selling, general and administrative expenses was primarily related to lower salaries due to the exercise of options in the prior comparable period, a decrease in professional fees, lower marketing expenses, and lower travel and entertainment expenses, partially offset by an increase in bad debts.

          Depreciation and Amortization. Depreciation and amortization remained relatively constant for the six months ended September 30, 2006 as compared to September 30, 2005.

          Interest Income. The Company had interest income of [$93,498] for the six months ended September 30, 2006 compared with $23 in the corresponding period in 2005. The increase was due to the increased cash level in connection with the private placement completed in March 2006.

          Interest Expense. The Company had interest expense of $1,229 for the six months ended September 30, 2006 compared with interest expense of $576,168 in the corresponding period in 2005. The decrease was due to the lower principal amount of indebtedness outstanding as a result of the convertible term note being satisfied in August 2005.

          Net Loss. The six months ended September 30, 2006 resulted in a net loss of $1,119,657 or $0.04 per share as compared to a net loss of $2,375,892 or $0.10 per share for the six months ended September 30, 2005. The average number of shares of common stock used in calculating earnings per share increased 6,735,834 shares to 31,028,544 as a result of 2,000,000 shares issued for the conversion of the note payable, 312,500 shares issued in connection with the exercise of stock options and 5,400,000 shares issued in connection with the private placement completed in March 2006.

Liquidity and Capital Resources

          As of September 30, 2006, the Company had $3,814,794 in cash and cash equivalents, as compared to $5,194,748 at March 31, 2006.

          The $1,379,954 decrease in cash and cash equivalents at September 30, 2006 compared to March 31, 2006 was due to net cash used in operating activities of $1,191,804, net cash used in investing activities of $2,025 and net cash used in financing activities of $186,125 during the six months ended September 30, 2006. Cash used in investing activities consisted of fixed asset purchases of $2,025. Cash used in financing activities during the six months ended September 30, 2006 consisted of the payment of a related party payable of $200,000, partially offset by the receipt from the exercise of stock options of $13,875.

          As of September 30, 2006 the Company had no backlog. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

          We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Concentration of Risk

          We currently sell our Uniproof proofing paper to one customer, the Alameda Company of Anaheim, California. There were no sales to this customer during the six months ended September 30, 2006 and 2005. Revenue from sales of our proofing paper is expected to continue to decline due to the paper technology switching to a digital technology. A decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us.

          We sold our Specialty Chemicals to four customers, which comprised 80.8% of our sales of Specialty Chemicals for the six months ended September 30, 2006. For the six months ended September 30, 2005, we sold our Specialty Chemicals to two customers, which comprised 40.1% of our sales of Specialty Chemicals.

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

Item 3. Controls and Procedures.

          As of September 30, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures, is more fully discussed below. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls were not effective due to the material weakness in our internal controls over the financial reporting process, as described below. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

         There are no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits.

	31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006		UNITED ENERGY CORP.

	By:	/s/ Brian King

Brian King,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever

James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)