Form 10QSB
period 2006-12-31
UNITED ENERGY CORP /NV/
filed 2007-02-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          As of the close of business on February 14, 2007, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

           Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets December 31, 2006 (Unaudited) and
	March 31, 2006	3-4

	Consolidated statements of operations for the three months and nine months ended
	December 31, 2006 (Unaudited) and 2005 (Unaudited)	5

	Consolidated statement of stockholders’ equity for the nine months ended December
	31, 2006 (Unaudited)	6

	Consolidated statements of cash flows for the nine months ended December 31, 2006
	(Unaudited) and 2005 (Unaudited)	7-8

	Notes to consolidated financial statements	9-15

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16-20

Item 3	Controls and Procedures	21

Item 5	Other information	21

PART II. OTHER INFORMATION

Item 6.	Exhibits	23

Signatures		24

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND MARCH 31, 2006

	December 30,	March 31,
	2006	2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,413,145	$5,194,748
Accounts receivable, net of allowance for doubtful
accounts of $2,509 and $5,018, respectively	88,061	91,557
Inventory, net of allowance of $16,290 and
$16,290, respectively	115,023	106,957
Note receivable, net of allowance for doubtful
accounts of $10,525 and $10,525, respectively	4,476	19,476
Prepaid expenses and other current assets	88,473	84,657
Total current assets	3,709,178	5,497,395

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization of $419,951 and
$373,080 respectively	103,833	146,994

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $142,744
and $119,794, respectively	344,853	327,572
Loans receivable	2,704	364
Deposits	1,385	1,385
Total assets	$4,177,452	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND MARCH 31, 2006

’
	December 30,	March 31,
	2006	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$235,290	$279,303
Accrued expenses	87,915	134,286
Due to related parties	244,141	444,141
Total current liabilities	567,346	857,730

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock: $8,000
stated value, 420 shares authorized; 3
shares issued and outstanding as of
December 31 2006 and March 31, 2006	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,030,115 and 31,017,615 shares
issued and outstanding as of December 31,
2006 and March 31, 2006	310,301	310,176
Additional paid-in capital	28,281,635	28,031,915
Accumulated deficit	(25,005,830)	(23,234,612)
Total stockholders’ equity	3,610,106	5,131,479
Total liabilities and stockholders’ equity	$4,177,452	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$113,459	$225,220	$637,811	$390,295

COST OF GOODS SOLD	67,863	113,705	277,120	250,504

Gross profit	45,596	111,515	360,691	139,791

OPERATING EXPENSES:
Selling, general and administrative	716,979	615,999	2,206,592	2,409,362
Depreciation and amortization	19,473	17,326	56,881	51,986
Total operating expenses	736,452	633,325	2,263,473	2,461,348

Loss from operations	(690,856)	(521,810)	(1,902,782)	(2,321,557)

OTHER INCOME (EXPENSE), net:
Interest income	41,157	9	134,655	32
Interest expense	(696)	(726)	(1,925)	(576,894)
Total other income (expense), net	40,461	(717)	132,730	(576,862)

Net loss	(650,395)	(522,527)	(1,770,052)	(2,898,419)

Preferred dividends	(360)	--	(1,166)	--

Net loss applicable to common shareholders	$(650,755)	$(522,527)	$(1,771,218)	$(2,898,419)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES,
OUTSTANDING, basic and diluted	31,030,115	25,782,241	31,029,070	24,791,025

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2006	31,017,615	310,176	$24,000	$28,031,915	$(23,234,612)	$5,131,479
Exercise of stock options	12,500	125	--	13,750	--	13,875
Compensation expense associated
with options	--	--	--	235,970	--	235,970
Dividends paid and accrued on
preferred shares	--	--	--	--	(1,166)	(1,166)
Net loss	--	--	--	--	(1,770,052)	(1,770,052)
BALANCE, December 31, 2006	31,030,115	310,301	$24,000	$28,281,635	$(25,005,830)	$3,610,106

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005

	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,770,052)	$(2,898,419)

Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	69,821	620,508
Warrants granted in consideration for services	--	129,720
Stock granted in consideration for interest expense	--	492
Compensation expense associated with options	235,970	387,000

Changes in operating assets and liabilities
Decrease in accounts receivable, net	3,496	663,758
(Increase) decrease in inventory, net	(8,066)	201
Decrease in note receivable, net	15,000	11,150
(Increase) decrease in prepaid expenses and
other current assets	(3,816)	70,289
Decrease in accounts payable and accrued
expenses	(90,384)	(14,807)
Increase in employee loans	(2,340)	(22)

Net cash used in operating activities	(1,550,371)	(1,030,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment	(3,710)	(30,709)
Payments for patents	(40,231)	(25,846)

Cash used in investing activities	(43,941)	(56,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	--	200,000
Payments of related party payable	(200,000)	(133,600)
Proceeds from the exercise of stock options	13,875	345,000
Proceeds from the issuance of common stock	--	380,000
Proceeds from stock subscription receivable	--	13,333
Preferred stock dividend	(1,166)	--

Net cash (used in) provided by financing activities	(187,291)	804,733

Net decrease in cash and cash equivalents	(1,781,603)	(281,952)

CASH AND CASH EQUIVALENTS, beginning of period	5,194,748	365,610

CASH AND CASH EQUIVALENTS, end of period	$3,413,145	$83,658

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period
Interest	$1,925	$1,756
Income taxes	$1,235	$1,434

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$--	$1,600,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 (Unaudited)

1.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

          The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2006 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2006 and 2005 (unaudited) and cash flows for the nine months ended December 31, 2006 and 2005 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months and nine months ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

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

          Our continued existence is dependent upon several factors, including increased sales volumes and the ability to achieve profitability from the sale of our product lines. In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

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

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          At December 31, 2006, the Company has stock based compensation plans. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees through December 31, 2005. On January 1, 2006, the Company adopted SFAS No. 123(R), which requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. As a result of adopting SFAS 123(R), net loss for the nine months ended December 31, 2006 was higher by $136,730 than if the Company had not adopted SFAS 123(R). There was minimal impact on both the basic and diluted loss per share for the nine months ended December 31, 2006. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” until the adoption of SFAS 123(R) which does not cover non-employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $90,615 and $129,720 for the nine months ended December 31, 2006 and 2005, respectively.

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

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.          SEGMENT INFORMATION

          Under the provision of SFAS No. 131, the Company’s activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company’s industry segment information for the three months and nine months ended December 31, 2006 and 2005.

          The Company’s total revenues and net income (loss) by segment for the three month period ended December 31, 2006 and identifiable assets as of December 31, 2006 are as follows:

		Specialty
	Graphic Arts	Chemicals	Corporate	Total

Revenues	$616	$112,843	$--	$113,459

Gross profit	$35	$45,561	$--	$45,596
Selling, general and administrative	--	303,389	413,590	716,979
Depreciation and amortization	--	17,824	1,649	19,473
Interest income	--	--	41,157	41,157
Interest expense	--	--	696	696
Net income (loss)	$35	$(275,652)	$(374,778)	$(650,395)

Cash and cash equivalents	$--	$--	$3,413,145	$3,413,145
Accounts receivable, net	118	87,943	--	88,061
Inventory, net	7,545	107,478	--	115,023
Note receivable, net	4,476	--	--	4,476
Prepaid expenses	--	34,505	53,968	88,473
Property and equipment, net	--	71,336	32,497	103,833
Goodwill, net	--	15,499	--	15,499
Patents, net	--	344,853	--	344,853
Loan receivable, net	--	--	2,704	2,704
Deposits	--	--	1,385	1,385

Total assets	$12,139	$661,614	$3,503,699	$4,177,452

Capital Expenditures (9 months)	$--	$3,710	$--	$3,710

The Company’s total revenues and net loss by segment for the nine month period ended December 31, 2006, are as follows:

		Specialty
	Graphic Arts	Chemicals	Corporate	Total

Revenues	$1,127	$636,684	$--	$637,811

Gross profit	$68	$360,623	$--	$360,691
Selling, general and administrative	15,968	1,039,898	1,150,726	2,206,592
Depreciation and amortization	--	51,930	4,951	56,881
Interest income	--	--	134,655	134,655
Interest expense	--	--	1,925	1,925
Net loss	$(15,900)	$(731,205)	$(1,022,947)	$(1,770,052)

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          The Company’s total revenues and net loss by segment for the three month period ended December 31, 2005 and identifiable assets as of December 31, 2005 are as follows:

		Specialty
	Graphic Arts	Chemicals	Corporate	Total

Revenues	$106,259	$118,961	$--	$225,220

Gross profit	$44,747	$66,768	$--	$111,515
Selling, general and administrative	60,251	254,696	301,052	615,999
Depreciation and amortization	--	15,756	1,570	17,326
Interest income	--	--	9	9
Interest expense	--	--	726	726
Net loss	$(15,504)	$(203,684)	$(303,339)	$(522,527)

Cash and cash equivalents	$--	$--	$83,658	$83,658
Accounts receivable, net	46,019	73,227	--	119,246
Inventory, net	7,737	128,022	--	135,759
Note receivable, net	17,500	--	--	17,500
Prepaid expenses	--	--	50,285	50,285
Property and equipment, net	--	111,705	35,355	147,060
Goodwill, net	--	15,499	--	15,499
Patents, net	--	301,168	--	301,168
Loan receivable, net	--	--	159	159
Deposits	--	--	1,385	1,385

Total assets	$71,256	$629,621	$170,842	$871,719

Capital Expenditures (9 months)	$--	$17,529	$13,180	$30,709

The Company’s total revenues and net loss by segment for the nine month period ended December 31, 2005, are as follows:

		Specialty
	Graphic Arts	Chemicals	Corporate	Total

Revenues	$106,741	$283,554	$--	$390,295

Gross profit	$44,959	$94,832	$--	$139,791
Selling, general and administrative	138,777	1,446,679	823,906	2,409,362
Depreciation and amortization	--	45,756	6,230	51,986
Interest income	--	--	32	32
Interest expense	--	--	576,894	576,894
Net loss	$(93,818)	$(1,397,603)	$(1,406,998)	$(2,898,419)

GEOGRAPHICAL INFORMATION	REVENUE
	2006	2005

U.S.	$508,008	$321,863
Non U.S.	129,803	68,432
Total revenue	$637,811	$390,295

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.          INVENTORY

           Inventory consists of the following:

	Dec. 31,	March 31,
	2006	2006

Blended chemicals	$62,965	$68,255
Raw materials	52,058	38,702
Total inventory	$115,023	$106,957

5.          RELATED-PARTY TRANSACTIONS

          The Company has an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due to the related party as of December 31, 2006 and 2005 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

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

          There were 225,000 shares of common stock available for future grant as of December 31, 2006 under the 2001 equity incentive plan.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair Value of Stock Options

          For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2006	2005

Expected life (in years)	10	10

Risk-free interest rate	4.5%	4.5%

Volatility	98.5	119.7

Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.17 for the nine months ended December 31, 2006.

Summary Stock Option Activity

          The following table summarizes stock option information with respect to all stock options for the quarter ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Options outstanding April 1, 2006	3,185,000	$1.11	8.48

Granted	300,000	$1.84

Cancelled	(10,000)

Exercised	(12,500)

Options outstanding December 31, 2006	3,462,500	$1.17	7.38

Vested and expected to vest–end of quarter	3,462,500	$1.17	7.38	$--

Exercisable–end of quarter	3,139,027	$1.18	7.24	$--

          Options outstanding at December 31, 2006 have an exercise price ranging from $0.70 to $2.05.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

          The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of December 31, 2006, $148,498 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

          The following table illustrates the effect on net loss and earnings per share for the three months and nine months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three	For the Nine
	months Ended	months Ended
	December 31,	December 31,
	2005	2005

Net loss as reported	$(522,527)	$(2,898,419)

Add:
Stock based employee compensation expense
Included in reported net loss	--	387,000
Deduct:
Total stock based employee compensation
expense determined under fair value based
method for all awards	(45,954)	(343,691)

Pro forma loss	$(568,481)	$(2,855,110)
Basic and diluted loss per common share

As reported	$(0.02)	$(0.12)

Pro forma	$(0.02)	$(0.12)

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

Recent Development

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

           On January 26, 2006, the Company entered into the first amendment to the securities purchase agreement dated March 18, 2005 (the “First Amendment”). The First Amendment changed, among other provisions, the expiration date of the securities purchase agreement to the earlier of March 18, 2008 or thirty (30) days after notice of termination from the holder of a majority of the shares issued under the agreement; and, that for so long as the purchasers hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the Majority Holder, Sherleigh Associates Inc. Profit Sharing Plan (“Sherleigh”), shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ended September 30, 2006;

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements; or

(iii) if the investors purchase an aggregate of twenty one or more Series B Units

          On March 9, 2006, we entered into the Second Amendment to Securities Purchase Agreement dated March 18, 2005. Pursuant to the second amendment, Sherleigh agreed to purchase three-tenths of one Series B Unit, consisting of 3 shares of preferred stock and Series B Warrants to purchase 12,000 shares of our common stock, for an aggregate purchase price of $24,000. In addition, the investors agreed to waive all existing defaults under the purchase agreement, including our failure to timely file a Certificate of Designations for the Preferred Stock and to timely issue common stock certificates and warrants.

          We and the investors also agreed to terminate all further obligations of the investors to purchase and our obligation to sell any remaining Series B Units. The remaining Series B Units would have consisted of 417 shares of preferred stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead we agreed to issue to Sherleigh Series C Warrants to purchase 5,004,000 shares of our common stock at an exercise price of $1.00. The Series C Warrant, as well as the preferred stock and the Series B Warrant, are subject to anti-dilution provisions in the event that we issue shares of common stock at a price less than the conversion price or the exercise price and contain provisions limiting the holder’s right to convert or exercise if doing so would cause such holder and its affiliates to beneficially own more than 9.99% of the outstanding common stock.

          For so long as the investors hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), Sherleigh shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ending September 30, 2006; or

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements.

          On March 24, 2006, we raised $5,100,000 in gross cash proceeds from the sale in a private placement of 4,250,000 shares of our common stock at a price of $1.20 per share.

          We failed to have gross revenues of at least $5,000,000 for the six months ended September 30, 2006 and therefore, Sherleigh has the right to designate a majority of the members of our Board of Directors. To date, Sherleigh has not elected to designate a majority of the members of our Board of Directors and there is no assurance that Sherleigh will not elect to designate a majority of the members of our Board of Directors. If Sherleigh decides to designate a majority of the members of our Board of Directors, such directors will have the authority to exercise control over matters relating to us, including without limitation, (i) discretion over our day to day affairs and our management and (ii) decisions relating or affecting our capital structure, including the issuance of additional capital stock, debt and the declaration of dividends.

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

          We provide Specialty Chemicals and graphic arts products to our customers and generated revenues of $637,811 for the nine months ended December 31, 2006 and $390,295 for the nine months ended December 31, 2005.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

          Revenues. Revenues for the three months ended December 31, 2006 were $113,459, a $111,761, or 50% decrease from revenues of $225,220 in the comparable three months of 2005. The decrease in revenues was due to no sales of our Uniproof proofing paper during the three months ended December 31, 2006 as compared to $106,259 in the comparable three months ended December 31, 2005. Specialty Chemicals revenues, which includes sales of our KH-30 products and Green Globe/Qualchem military sales, slightly decreased by $6,118 to $112,843, or 5% from the comparable three months of 2005 compared to $118,961 in the comparable three months in 2005. This decrease was due primarily to lower sales of our KH-30 family of oil field dispersant products.

          Cost of Goods Sold. Cost of goods sold decreased $45,842, or 40% to $67,863 or 60% of revenues, for the three months ended December 31, 2006 from $113,705, or 50% of revenues for the three months ended December 31, 2005. The decrease in cost of goods sold (which accounted for higher percentage of revenues) was due to the lower sales levels in the period compared to the comparable period in 2005.

          Gross Profit. Gross profit for the three months ended December 31, 2006, decreased by $65,919, or 59% to $45,596 or 40% of revenues compared with $111,515 or 50% of sales in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales of Specialty Chemicals and no sales of our Uniproof proofing paper during the three months ended December 31, 2006.

          Operating Costs and Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $100,980 to $716,979 or 632% of sales for the three months ended December 31, 2006 compared with $615,999 for the three months ended December 31, 2005. The increase in selling, general and administrative expenses was primarily related to higher salaries due to increased payroll and the expensing of options, and higher professional fees, partially offset by a decrease in bad debts.

          Depreciation and Amortization. Depreciation and amortization remained relatively constant for the three months ended December 31, 2006 as compared to December 31, 2005.

          Interest Income. The Company had interest income of $41,157 for the three months ended December 31, 2006 compared with $9 in the corresponding period in 2005. The increase was due to the increased cash level in connection with the private placement completed in March 2006.

          Interest Expense. Interest expense remained relatively constant for the three months ended December 31, 2006 as compared to December 31, 2005.

          Net Loss. The three months ended December 31, 2006 resulted in a net loss of $650,395 or $0.02 per share as compared to a net loss of $522,527 or $0.02 per share for the three months ended December 31, 2005. The average number of shares of common stock used in calculating net loss per share increased 5,247,874 shares to 31,030,115 as a result of 2,000,000 shares issued for the conversion of the note payable, 312,500 shares issued in connection with the exercise of stock options and 5,450,000 shares issued in connection with the private placements.

Nine months Ended December 31, 2006 Compared to the Nine months Ended December 31, 2005

          Revenues. Revenues for the nine months ended December 31, 2006 were $637,811, a $247,516 or 63% increase from revenues of $390,295 in the comparable nine months ended December 31, 2005. The increase in revenues was due to higher sales of Specialty Chemicals, primarily to three customers, Petrobras America Inc., Interchem Limited and Castor Petroleum LTD. Specialty Chemicals revenues, which include sales of our KH-30 products and Green Globe/Qualchem products, increased by $353,130 to $636,684, or 125% compared to $283,554 in the comparable nine months ended December 31, 2005. This increase was primarily related to higher sales of our KH-30 family of oil field dispersant products. There were no sales of our Uniproof proofing paper during the nine months ended December 31, 2006 as compared to $106,741 in the comparable nine months ended December 31, 2005.

          Cost of Goods Sold. Cost of goods sold increased $26,616, or 11% to $277,120 or 43% of revenues, for the nine months ended December 31, 2006 from $250,504 or 64% of revenues, for the nine months ended December 31, 2005. The increase in cost of goods sold (which accounted for a lower percentage of revenues) was due to the higher sales level in the period compared to the comparable period in 2005.

          Gross Profit. Gross profit for the nine months ended December 31, 2006, increased by $220,900, or 158% to $360,691 or 57% of revenues compared with $139,791 or 36% of revenues in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

          Operating Costs and Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $202,770 to $2,206,592 or 346% of revenues for the nine months ended December 31, 2006 compared with $2,409,362 for the nine months ended December 31, 2005. The decrease in selling, general and administrative expenses was primarily related to lower salaries due to the exercise of options in the prior comparable period offset partially by an increase in payroll and the expensing of options, a decrease in professional fees, lower marketing expenses, and lower travel and entertainment expenses, partially offset by an increase in bad debts.

          Depreciation and Amortization. Depreciation and amortization remained relatively constant for the nine months ended December 31, 2006 as compared to December 31, 2005.

          Interest Income. The Company had interest income of $134,655 for the nine months ended December 31, 2006 compared with $32 in the corresponding period in 2005. The increase was due to the increased cash level in connection with the private placement completed in March 2006.

          Interest Expense. The Company had interest expense of $1,925 for the nine months ended December 31, 2006 compared with interest expense of $576,894 in the corresponding period in 2005. The decrease was due to the lower principal amount of indebtedness outstanding as a result of the convertible term note being satisfied in August 2005.

          Net Loss. The nine months ended December 31, 2006 resulted in a net loss of $1,770,052 or $0.06 per share as compared to a net loss of $2,898,419 or $0.12 per share for the nine months ended December 31, 2005. The average number of shares of common stock used in calculating earnings per share increased 6,238,045 shares to 31,029,070 as a result of 2,000,000 shares issued for the conversion of the note payable, 312,500 shares issued in connection with the exercise of stock options and 5,450,000 shares issued in connection with the private placements.

Liquidity and Capital Resources

          As of December 31, 2006, the Company had $3,413,145 in cash and cash equivalents, as compared to $5,194,748 at March 31, 2006.

          The $1,781,603 decrease in cash and cash equivalents at December 31, 2006 compared to March 31, 2006 was due to net cash used in operating activities of $1,550,371, net cash used in investing activities of $43,941 and net cash used in financing activities of $187,791 during the nine months ended December 31, 2006. Cash used in investing activities consisted of fixed asset purchases of $3,710 and patent purchases of $40,231. Cash used in financing activities during the nine months ended December 31, 2006 consisted of the payment of a related party payable of $200,000 and preferred stock dividends of $1,166, partially offset by the receipt from the exercise of stock options of $13,875.

          As of December 31, 2006 the Company’s backlog included $80,452 of Specialty Chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

          We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Concentration of Risk

          We currently sell our Uniproof proofing paper to one customer, the Alameda Company of Anaheim, California. There were no sales to this customer during the nine months ended December 31, 2006 and $106,019 in sales during the nine months ended December 31, 2005. Revenue from sales of our proofing paper is expected to continue to decline due to the paper technology switching to a digital technology. A decision by Alameda to discontinue its relationship with us could result in a significant loss of revenue to us.

          We sold our Specialty Chemicals to four customers, which comprised 74.3% of our sales of Specialty Chemicals for the nine months ended December 31, 2006. For the nine months ended December 31, 2005, we sold our Specialty Chemicals to three customers, which comprised 35.4% of our sales of Specialty Chemicals.

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

Item 3.           Controls and Procedures.

          As of December 31, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures, is more fully discussed below. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls were not effective due to the material weakness in our internal controls over the financial reporting process, as described below. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 5           Other Information.

          On March 18, 2005, we entered into a securities purchase agreement with two private investors (the "Purchasers") with the respect to the sale of shares of our common stock and warrants. The agreement provides for two types of units, designated as Series A and Series B. On January 26, 2006, the Company entered into the first amendment to the securities purchase agreement dated March 18, 2005 (the “First Amendment”). The First Amendment amended, among other provisions, the expiration date of the securities purchase agreement to the earlier of March 18, 2008 or thirty (30) days after notice of termination from the holder of a majority of the shares issued under the agreement; and, that for so long as the purchasers hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the Majority Holder, Shereigh Associates Inc Profit Sharing Plan (“Sherleigh”), shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ended September 30, 2006;

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements; or

(iii) if the investors purchase an aggregate of twenty one or more Series B Units

          On March 9, 2006, we entered into the Second Amendment to Securities Purchase Agreement dated March 18, 2005. Pursuant to the second amendment, Sherleigh agreed to purchase three-tenths of one Series B Unit, consisting of 3 shares of preferred stock and Series B Warrants to purchase 12,000 shares of our common stock, for an aggregate purchase price of $24,000. In addition, the investors agreed to waive all existing defaults under the purchase agreement, including our failure to timely file a Certificate of Designations for the Preferred Stock and to timely issue common stock certificates and warrants.

          We and the investors also agreed to terminate all further obligations of the investors to purchase and our obligation to sell any remaining Series B Units. The remaining Series B Units would have consisted of 417 shares of preferred stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead we agreed to issue to Sherleigh Series C Warrants to purchase 5,004,000 shares of our common stock at an exercise price of $1.00. The Series C Warrant, as well as the preferred stock and the Series B Warrant, are subject to anti-dilution provisions in the event that we issue shares of common stock at a price less than the conversion price or the exercise price and contain provisions limiting the holder’s right to convert or exercise if doing so would cause such holder and its affiliates to beneficially own more than 9.99% of the outstanding common stock.

           For so long as the investors hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), Sherleigh shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

(i) if we fail to have gross revenue of at least $5,000,000 for the six months ending September 30, 2006; or

(ii) if we breach any of our representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements.

          On March 24, 2006, we raised $5,100,000 in gross cash proceeds from the sale in a private placement of 4,250,000 shares of our common stock at a price of $1.20 per share.

          We failed to have gross revenues of at least $5,000,000 for the six months ended September 30, 2006 and therefore, Sherleigh has the right to designate a majority of the members of our Board of Directors. To date, Sherleigh has not elected to designate a majority of the members of our Board of Directors and there is no assurance that Sherleigh will not elect to designate a majority of the members of our Board of Directors. If Sherleigh decides to designate a majority of the members of our Board of Directors, such directors will have the authority to exercise control over matters relating to us, including without limitation, (i) discretion over our day to day affairs and our management and (ii) decisions relating or affecting our capital structure, including the issuance of additional capital stock, debt and the declaration of dividends.

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

Dated:	February 14, 2007		UNITED ENERGY CORP.

		By:	/s/ Brian King
Brian King,
Chief Executive Officer
(as principal executive officer)

		By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting
officer)