Form 10KSB/A
period 2006-03-31
UNITED ENERGY CORP /NV/
filed 2007-05-11
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-30841

UNITED ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	22-3342379
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Meadowlands Parkway, #20
Secaucus, New Jersey	07094
(Address of principal	(Zip Code)
executive offices)

(201)-842-0288
(Issuer’s telephone number, including area code)

Securities registered Under Section 12(b) of the Act
Title of each class		Name of each exchange on which registered
None		None

Securities registered Under Section 12(b) of the Act
Title of each class		Name of each exchange on which registered
Common Stock, par value		Over-the-Counter (OTC) Bulletin Board
$.01 per share

___________________

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes   X   No ___

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes [  ] No [X]

     The issuer’s total consolidated revenues for the fiscal year ended March 31, 2006 were $492,235.

     The aggregate market value of the common equity held by non-affiliates of the registrant was $36,000,414 as of June 23, 2006.

     The number of shares outstanding of the registrant’s common equity as of June 23, 2006 was 31,030,115 shares.

     Explanatory Note

     We are filing this Amendment No. 1 on Form-10KSB/A for the fiscal year ended March 31, 2006 (the “First Amendment”) in response to comments received from the Securities and Exchange Commission (“SEC”). This First Amendment revises and restates our financial statements to eliminate the expense of non-cash equity financing previously included with respect to the issuance of warrants in connection with the March 9, 2006 amendment to the securities purchase agreement. Furthermore, to reflect the elimination of the non-cash equity financing expense, the Management Discussion and Analysis of Financial Condition and Results of Operations sections have been revised as set forth herein. In addition, the First Amendment includes updated certificates from our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO) as Exhibits 31.1, 31.2 and 31.1.

     This First Amendment should be read in connection with our periodic filings made with the SEC subsequent to the date of the Form 10-KSB filed on June 29, 2006 (the “Original Report”), including any current reports filed on Form 8-K subsequent to the date of the Original Report.

UNITED ENERGY CORP.

2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	6
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
	SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	7
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	9

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	21
ITEM 8A.	CONTROLS AND PROCEDURES	21
ITEM 8B.	OTHER INFORMATION	21

	PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	22
ITEM 10.	EXECUTIVE COMPENSATION	24
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	26
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28
ITEM 13.	EXHIBITS	28
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	31

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

Fiscal Year
ended March 31	Quarter	High	Low

2005	First Quarter (April-June 2004)	$1.08	$ .52
	Second Quarter (July-September 2004)	1.43	.86
	Third Quarter (October-December 2004)	1.25	.50
	Fourth Quarter (January-March 2005)	1.40	.46

2006	First Quarter (April-June 2005)	$1.81	$ 1.06
	Second Quarter (July-September 2005)	2.85	1.33
	Third Quarter (October-December 2005)	2.70	1.47
	Fourth Quarter (January-March 2006)	2.20	1.41

2007	First Quarter (through June 23)	$2.08	$1.32

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

			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities		compensation plans
	to be issued upon	Weighted-average	(excluding securities
	exercise of	exercise price of	reflected in the
Plan Category	outstanding options,	outstanding option,	second
	warrants and rights	warrants and rights	column)
	(a)	(b)	(c)
Equity compensation plans approved by	3,185,000	$1.11	265,000
security holders

Equity compensation plans not approved by	5,125,000	$1.68	--
security holders

Total	8,310,000		265,000

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

Results of Operations

Comparison of Fiscal Year Ended March 31, 2006 to Fiscal Year Ended March 31, 2005

      Sales. Sales decreased to $492,235 for the year ended March 31, 2006 from $1,850,954 for the year ended March 31, 2005. The $1,358,719 or 73%, decrease in sales was due to lower levels of Specialty Chemicals and Uniproof proofing paper. Sales for our specialty chemical products including KH-30 and KX-91, and our Green Globe / Qualchem product line decreased by 70% . The decrease was primarily related to a 76% decrease in sales of our KH-30 family of oil field dispersant products reflecting a lower level of orders. This was partially offset by a 105% increase in the level of U.S. Military sales during the year. Our three largest customers accounted for 45% of revenues for the year ended March 31, 2006 compared with 72% for the comparable period in 2005. Uniproof proofing paper sales decreased by 81% due to lower level of orders from our primary customer. We expect sales of proofing paper to continue to decrease in the future due to the paper industry switching to a digital technology.

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

      Net Loss. For the year ended March 31, 2006, we incurred a net loss of $4,026,200, or $0.16 per share, as compared to a net loss of $1,854,876 for the year ended March 31, 2005, or $0.08 per share. The average number of shares of common stock used in calculating earnings per share increased to 25,330,737 from 22,377,184 shares.

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

Contractual Obligations

Below is a table which presents our contractual obligations commitments at March 31, 2006:

		Less than			After
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt
Obligations(1)	$444,141	$444,141	$--	$--	$--
Operating leases	548,341	129,592	261,715	157,034	--
Total contractual
cash obligations	$992,482	$573,733	$261,715	$157,034	$--

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

     The following table shows the proportion of total revenues by segment in each of the last two fiscal years:

		Specialty
Fiscal Year	Graphic Arts	Chemicals

2005	$ 549,462	$1,301,492
2006	$ 106,861	$ 385,374

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

     WE HAD A CURRENT ACCUMULATED DEFICIT OF APPROXIMATELY $16,424,168 AS OF MARCH 31, 2006 AND IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO SUPPORT OUR BUSINESS PLAN, WHICH WILL HAVE A DETRIMENTAL EFFECT ON OUR STOCK.

     We have incurred losses in each of our last three fiscal years. As of March 31, 2006, we had an accumulated deficit of $16,424,168. If we continue to incur operating losses and fail to become a profitable company, we may be unable to support our business plan, namely to market our KH-30 oil and gas well cleaning products. We incurred net losses of $4,026,200 and $1,854,876 in the fiscal years ended March 31, 2006 and 2005, respectively. Our future profitability depends in large part on our ability to market and support our KH-30 oil and gas well cleaners. We cannot assure you that we will achieve or sustain significant sales or profitability in the future. This would have a detrimental effect on the long-term capital appreciation of our stock.

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

  overall levels of global economic growth and activity;

  global weather conditions;

  the level of production by non-OPEC countries;

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

  product liability claims and other litigation;

  the announcement of new products or product enhancements by us or our competitors;

  developments concerning intellectual property rights and regulatory approvals;

  quarterly variations in our competitors’ results of operations;

  developments in our industry; and

  general market conditions and other factors, including factors unrelated to our own operating performance.

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

     In connection with the audit by our independent registered public accounting firm of our financial statements, as of March 31, 2006 and for the year then ended, our independent registered public accounting firm notified our management and the Board of Directors that they had identified a deficiency that they considered a material weakness in our internal controls over the financial reporting process due to the communication between the Chairman of the Board of Directors, the CEO and the interim CFO. Adjustments were identified during the audit process relating to the recording of options that the Company issued during 2006 and 2005. These adjustments were made to the consolidated financial statements for the year ended March 31, 2006 and 2005. In addition we are filing the amendment to form 10-KSB for the fiscal year ended March 31, 2006 to revise and restate the financial statements to eliminate the expense of non-cash equity financing previously included with respect to the issuance of warrants in connection with the amendment to the Securities Purchase Agreement.

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

     Louis Bernstein. Mr. Bernstein has served as a member of our board since September 2003. Mr. Bernstein served as an Assistant General Counsel of Pfizer Inc., one of the world’s largest pharmaceutical companies, where he was employed as in-house counsel from December 1975 until his retirement from Pfizer Inc. effective August 8, 2006. From August 22 through November 9, 2006, Mr. Bernstein was President and interim CEO of Xethanol Corporation, where he was a member of the board of directors from June 2005 through November 2006.

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

Summary Compensation Table

		Annual Compensation			Long-term Compensation

					Restricted	Securities
Name and	Fiscal			Other Annual	Stock	Underlying	LTIP	All other
Principal Position	year	Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
		($)	($)	(1)		(#)	($)

Ronald Wilen	2006	207,693	-	17,039(2)	-	10,000	-	-
Chairman	2005	205,547	-	18,639(2)	-	40,000	-	-

Brian King(3)	2006	178,154	-	14,424(4)	-	500,000
President and Chief	2005	60,000	-	-	-	500,000	-	-
Executive Officer

(1)	We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2)	During the fiscal years ended March 31, 2006 and 2005, we paid for the leases on two automobiles used by Mr. Wilen under monthly lease payments. We also paid for medical insurance for Mr. Wilen at a rate of $469.49 per month.

(3)	Mr. King was appointed as our President and Chief Executive Officer in September 2004 and has an annual salary of $200,000.

(4)	We also paid for Mr. King’s medical insurance at a rate of $1,602.64 per month.

Options/SAR Grants in Last Fiscal Year

		Percent of Total
		Options/SARs
	Number of Securities	Granted
	Underlying Options/	to Employees	Exercise or
Name	SARs Granted (#)	in Fiscal Year	Base Price ($/Sh)	Expiration
(a)	(b)	(c)	(d)	(e)

Ronald Wilen	10,000	2%	1.00	--
Chairman

Brian King President and	500,000	91%	$1.06	--
CEO (1)

(1) Mr. King was appointed as our Chief Executive Officer in September 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money
			Options/SARs at Fiscal	Options/SARs at Fiscal
	Shares Acquired	Value	Year End Exercisable/	Year End Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable (#)	Unexercisable ($)
(a)	(b)	(c)	(d)	(e)

Ronald Wilen	--	--	550,000/0	447,500
Chairman

Brian King President	--	--	1,000,000/0	1,020,000
and CEO (1)

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

	Amount and
	Nature of
Name and Address	Beneficial		Percent of
of Beneficial Owner	Ownership(1)		Class (1)

Ronald Wilen	4,137,000	(2)	13.1%

Brian King	1,270,000	(3)	3.9%

James McKeever, CPA	3,000		*

Louis Bernstein	30,000	(4)	*

Andrea Pampanini	82,500	(5)	*

Martin Rappaport	3,020,000	(6)	9.5%

All current executive officers and directors
as a group (5 persons)	8,542,500		25.3%

5% or Greater Stockholders:

Joseph J. Grano, Jr.	2,941,665	(7)	9.1%
c/o Centurion Holdings LLC
1185 Avenue of the Americas, Suite 2250
New York, NY 10036

Jack Silver	3,121,088	(8)	9.9%
SIAR Capital LLC
660 Madison Avenue
New York, NY 10021

_______________
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

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options,	outstanding option,	reflected in
	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by	3,185,000	$1.11	265,000
security holders

Equity compensation plans not approved by	5,125,000	$1.68	--
security holders

Total	8,310,000		265,000

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

ITEM 13. EXHIBITS

Exhibit
Number	Description of Document

3.1	Articles of Incorporation of United Energy Corp. (1)

3.2	Amendment to the Articles of Incorporation. (2)

3.3	By-Laws of United Energy Corp. (1)

4.1	Articles of Incorporation: Articles Fourth, Fifth and Seventh. (1)

4.2	By-Laws: Article I: Sections: Six, Seven, Eight, Nine, Ten; Article II: Section Nine: Article IV: Section Two. (1)

4.3	New Article V of the Bylaws. (14)

4.4	Form of Stock Certificate of United Energy Corp.(1)

4.5	Secured Convertible Term Note dated March 24, 2004.(4)

5.1	Opinion of Katten Muchin Rosenman LLP(15)

10.1	Distribution Agreement and Option Agreement with International Research and Development, dated August 25, 1999. (1)

10.2	2001 Equity Incentive Plan, as amended on May 29, 2002. (5)

10.3	Securities Purchase Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd. (4)

10.4	Secured Convertible Term Note dated March 24, 2004. (4)

10.5	Security Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd. (4)

10.6	Registration Rights Agreement, dated March 24, 2004, between United Energy Corp. and Laurus Master Fund, Ltd. (4)

10.7	Common Stock Purchase Warrant, dated March 24, 2004. (4)

10.8	Amendment and Waiver, dated February 28, 2005, between United Energy Corp. and Laurus Master Fund, Ltd. (7)

10.9	Securities Purchase Agreement, dated March 18, 2005, between United Energy Corp. and the Purchasers set forth on the signature page thereto. (8)

10.10	March 2005 Series A Purchase Warrant. (8)

10.11	March 2005 Series B Purchase Warrant. (8)

10.12	Registration Rights Agreement, dated March 18, 2004, between United Energy Corp. and the persons identified as Purchasers pursuant to that certain Securities Purchase Agreement. (8)

10.13	2005 Series B Secured Convertible Note. (8)

10.14	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (8)

10.15	Consulting Services Agreement, dated April 27, 2005, between United Energy Corp. and Ben Barnes. (9)

10.16	Warrant Certificate, dated April 27, 2005. (9)

10.17	2002 Common Stock and Warrant Purchase Agreement. (10)

10.18	2002 Common Stock Purchase Warrant. (10)

10.19	Common Stock Purchase Warrant, dated February 28, 2005. (7)

10.20	Amendment to Articles of Incorporation of United Energy Corp. (11)

10.21	United Energy Corp. 2001 Equity Incentive Plan, Amended and Restated Effective May 29, 2002. (12)

10.22	Form of Incentive Stock Option Agreement. (12)

10.23	Form of Stock Option Agreement. (12)

10.24	First Amendment to Securities Purchase Agreement, dated January 26, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (13)

10.25	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock pursuant to NRS 78.1955. (14)

10.26	Second Amendment to Securities Purchase Agreement, dated as of March 9, 2006. (14)

10.27	Registration Rights Agreement, dated as of March 9, 2006. (14)

10.28	Form of Series C Warrant. (14)

10.29	Form of Securities Purchase Agreement dated as of March 24, 2006. (15)

10.30	Form of Registration Rights Agreement dated as of March 24, 2006. (15)

10.31	Form of First Amendment to Securities Purchase Agreement and Registration Rights Agreement dated as of March 24, 2006. (15)

10.32	Form of Warrant between United Energy Corp. and Connie Kristan. (16)

10.33	Form of Warrant between United Energy Corp. and Joseph Grano. (16)

14.1	Code of Ethics. (16)

16.1	Letter re Change in Certifying Accountant. (3)

21.1	Subsidiaries of Small Business Issuer (16)

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Interim Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer’s and Interim Chief Financial Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(1)	Incorporated by reference from the exhibits filed with the Form 10 on June 20, 2000.

(2)	Incorporated by reference from the exhibits filed with the Form 10-Q for the period ended September 30, 2001.

(3)	Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2002.

(4)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 30, 2004.

(5)	Incorporated by reference from the exhibits filed with the Schedule 14A for the year ended March 31, 2003.

(6)	Incorporated by reference from the exhibits filed with the Registration Statement on Form SB-2 (No. 333 115484).

(7)	Incorporated by reference from the exhibits filed with the Form 8-K filed on April 12, 2005.

(8)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 23, 2005.

(9)	Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2005.

(10)	Incorporated by reference from the exhibits filed with the Form S-3 filed on September 13, 2005.

(11)	Incorporated by reference from the exhibits filed with the Definitive Schedule 14A filed on July 18, 2005

(12)	Incorporated by reference from the exhibits filed with the Form S-8 filed on September 29, 2005.

(13)	Incorporated by reference from the exhibits filed with the Form 8-K filed on January 27, 2006.

(14)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 9, 2006.

(15)	Incorporated by reference from the exhibits filed with the Form SB-2 filed on April 24, 2006.

(16)	Incorporated by reference from the exhibits filed with the Form 10-KSB filed on May 29, 2006.

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

UNITED ENERGY CORP.

Date: May 11, 2007	By: /s/ Brian King
Brian King
Chief Executive Officer

By: /s/ James McKeever
James McKeever
Interim Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian King	Chief Executive Officer and President	May 11, 2007
Brian King	(principal executive officer)

/s/ James McKeever	Interim Chief Financial Officer	May 11, 2007
James McKeever	(principal financial and accounting
officer)

/s/ Louis Bernstein	Director	May 11, 2007
Louis Bernstein

/s/ Andrea Pampanini	Director	May 11, 2007
Andrea Pampanini

/s/ Martin Rappaport	Director	May 11, 2007
Martin Rappaport

/s/ Ronald Wilen	Chairman of the Board of Directors and	May 11, 2007
Ronald Wilen	Secretary

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

/s/ IMOWITZ, KOENIG & CO., LLP
New York, New York
April 30, 2007

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

	March 31,	March 31,
	2006	2005
	(Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,194,748	$365,610
Accounts receivable, net of allowance for doubtful
accounts of $5,018 and $22,192, respectively	91,557	783,004
Inventory, net of allowance of $16,290 and
$16,290, respectively	106,957	135,960
Note receivable, net of reserve of $10,525 and
$31,350, respectively	19,476	28,650
Prepaid expenses and other current assets	84,657	120,574
Total current assets	5,497,395	1,433,798

PROPERTY AND EQUIPMENT, net	146,994	165,587

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $119,794
and $92,486, respectively	327,572	295,603
Loans receivable	364	137
Deposits	1,385	1,385
Deferred financing costs, net of accumulated
amortization of $104,303 at March 31, 2005	-	206,590
Total assets	$5,989,209	$2,118,599

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

	March 31,	March 31,
	2006	2005
	(Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$279,303	$258,940
Accrued expenses	134,286	96,106
Convertible term note payable	-	583,330
Due to related parties	444,141	377,741
Total current liabilities	857,730	1,316,117

LONG TERM LIABILITIES:
Convertible term note payable	-	672,268
Total liabilities	857,730	1,988,385

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock: $8,000
stated value, 420 shares authorized;
3 and 0 shares issued and outstanding
as of March 31, 2006 and March 31, 2005	24,000	-
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,017,615 and 23,267,000 shares
issued and outstanding as of March 31, 2006
and March 31, 2005	310,176	232,670
Additional paid-in capital	21,221,471	12,308,845
Stock subscription receivable	-	(13,333)
Accumulated deficit	(16,424,168)	(12,397,968)
Total stockholders' equity	5,131,479	130,214
Total liabilities and stockholders' equity	$5,989,209	$2,118,599

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	(Restated)

REVENUES, net	$492,235	$1,850,954

COST OF GOODS SOLD	301,642	759,064

Gross profit	190,593	1,091,890

OPERATING EXPENSES:
Selling, general and administrative	3,584,653	2,581,033
Impairment loss	-	2,010
Depreciation, amortization and depletion	70,061	84,401
Total operating expenses	3,654,714	2,667,444

Loss from operations	(3,464,121)	(1,575,554)

OTHER INCOME (EXPENSE), net:
Interest income	15,510	7,796
Interest expense	(577,589)	(287,118)
Total other (expense) income, net	(562,079)	(279,322)

Net loss	$(4,026,200)	$(1,854,876)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.16)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES,
OUTSTANDING, basic and diluted	25,330,737	22,377,184

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

				Additional		Stock
	Common Stock		Preferred	Paid-In	Accumulated	subscription
	Shares	Amount	Stock	Capital	Deficit	receivable	Total
BALANCE, April 1, 2004	22,192,003	$221,920	$-	$11,143,148	$(10,543,092)	$-	$821,976
Warrants granted in lieu of
accrued expenses	-	-	-	75,000	-	-	75,000
Common stock issued in
consideration for services	112,500	1,125	-	84,375	-	-	85,500
Warrants granted in consideration
for services	-	-	-	48,240	-	-	48,240
Common stock issued in
conversion of note payable	150,000	1,500	-	148,500	-	-	150,000
Common stock issued in
consideration for interest expense
	12,497	125	-	12,372	-	-	12,497
Warrants granted in consideration
for convertible term note	-	-	-	165,210	-	-	165,210
Common stock issued for
private placement	800,000	8,000	-	632,000		(13,333)	626,667
Net loss					(1,854,876)		(1,854,876)
BALANCE, March 31, 2005	23,267,000	232,670	-	12,308,845	(12,397,968)	(13,333)	130,214
Common stock issued in
convertion of note payable	2,000,000	20,000		1,580,000	-	-	1,600,000
Common stock issued in
consideration for interest	615	6		486	-	-	492
Proceeds from stock subscription
receivable	-	-		-	-	13,333	13,333
Warrants granted in consideration
for consulting services	-	-		129,720	-	-	129,720
Compensation expense associated
with options	-	-		906,076	-	-	906,076
Exercise of stock options	300,000	3,000		342,000	-	-	345,000
Common stock issued for
private placement	5,450,000	54,500		6,005,500	-	-	6,060,000
Private placement costs				(51,156)			(51,156)
Preferred stock issued			24,000				24,000
Net loss	-	-	-	-	(4,026,200)		(4,026,200)
BALANCE, March 31, 2006-(Restated)	31,017,615	$310,176	$24,000	$21,221,471	$(16,424,168)	$-	$5,131,479

The accompanying notes are an integral part of this consolidated statement.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
	2006	2005
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,026,200)	$(1,854,876)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation, amortization and depletion	645,795	322,630
Impairment loss	-	2,010
Stock granted in consideration for services	-	85,500
Warrants granted in consideration for services	129,720	48,240
Compensation expense associated with options	906,076
Stock granted in consideration for interest expense	492	12,497
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable, net	691,447	(389,063)
Decrease in inventory, net	29,003	40,527
Decrease in note receivable, net	9,174	35,000
Decrease (increase) in prepaid expenses and
other current assets	35,917	(40,279)
Decrease in deposits	-	75,000
Increase (decrease) in accounts payable and accrued
expenses	58,544	(225,167)
Net cash used in operating activities	(1,520,032)	(1,887,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(227)	1,401
Proceeds from sale of fixed asset	-	15,000
Payments for acquisition of property and equipment	(48,903)	(29,469)
Payments for patent	(59,277)	(11,633)
Net cash used in investing activities	(108,407)	(24,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	200,000	133,600
Payments of related party payable	(133,600)	-
Proceeds from issuance of preferred stock	24,000	-
Proceeds from the exercise of stock options	345,000	-
Proceeds from issuance of common stock	6,060,000	626,667
Payments of private placement costs	(51,156)	-
Proceeds from stock subscription receivable	13,333	-
Net cash provided by financing activities	6,457,577	760,267
Net increase (decrease) in cash and cash equivalents	4,829,138	(1,152,415)
CASH AND CASH EQUIVALENTS, beginning of period	365,610	1,518,025
CASH AND CASH EQUIVALENTS, end of period	$5,194,748	$365,610

The accompanying notes are an intergral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	(Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period
Interest	$2,451	$92,885
Income taxes	$1,434	$1,520

Discount on convertible term loan	$-	$165,210
Conversion of accrued expenses due to a former
employee into warrants	$-	$75,000
Conversion of note payable into common stock	$1,600,000	$150,000

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

1.           DESCRIPTION OF BUSINESS AND BUSINESS PLAN

     United Energy Corp. (“United Energy” or the Company”) considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes:

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

Inventories

     Inventories consist predominately of finished goods. market. Inventories are valued at the lower of cost (first-in, first-out method) or

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases (15 years), which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended March 31, 2006 and 2005 was $67,496 and $92,196, respectively .

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

     At March 31, 2006, the Company has stock based compensation plans, which are described more fully in Note 9. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees through December 31, 2005. On January 1, 2006, the Company adopted SFAS No. 123(R) which requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. As a result of adopting SFAS 123(R), net loss for the year ended March 31, 2006 was higher by $428,798 than if the Company had not adopted SFAS 123(R). The impact on both basic and diluted loss per share for the year ended March 31, 2006 was $0.02 per share. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” until the adoption of SFAS 123(R). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $219,998 and $208,740 for the years ended March 31, 2006 and 2005, respectively.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 up through the adoption of SFAS No. 123(R) to all stock-based compensation:

		For the Nine
	For the Year	Months ended	For the Year
	ended March 31,	December 31,	ended March 31,
	2006	2005	2005
	(Restated)	(Restated)(1)	(Restated)(2)

Net loss as reported	$ (4,026,200)	$(2,898,419)	$ (1,854,876)
Add:
Stock based compensation expenses included in
reported net loss prior to adoption of SFAS No. 123(R)	516,720	387,000	208,740
Deduct:
Total stock based employee compensation expense
determined under fair value based method for all
awards prior to adoption of SFAS No. 123(R)	(612,071)	(612,071)	(1,059,709)
Pro forma	$ (4,121,551)	$ (3,123,490)	$ (2,705,845)
Basic and diluted loss per common share
As reported	$ (0.16)	$ (0.12)	$ (0.08)
Pro forma	$ (0.16)	$ (0.13)	$ (0.12)

     During the year ended March 31, 2006 the Company realized that certain option transactions including issuances and cancellations were not disclosed or reflected in the consolidated financial statements for the nine months ended December 31, 2005 or the year ended March 31, 2006. The Company has restated the prior period pro forma loss for the nine months ended December 31, 2005 and for the year ended March 31, 2005, as follows:

(1)	Pro forma loss increased to $3,123,490 from $2,855,110 and the pro forma basic and diluted loss per share increased to $0.13 from $0.12 for the Nine Months ended December 31, 2005.

(2)	Pro forma loss increased to $ 2,705,845 from $2,336,624 and the pro forma basic and diluted loss per share increased to $0.12 from $0.10 for the Year ended March 31, 2005.

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). This revised accounting standard eliminates the ability to account for stock based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123(R) is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 for small business issuers. On January 1, 2006, the Company adopted SFAS No. 123(R). The Company has historically through the nine months ended December 31, 2005, provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. With the adoption of SFAS No. 123(R), the Company has recorded $428,798, as stock based compensation cost, which has had a negative impact on our consolidated statement of operations.

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

Accounts and Notes Receivable

     The Company had two customers that accounted for 69% and three customers who accounted for 87% of the total accounts receivable at March 31, 2006 and 2005 respectively. One company accounted for 13% and 14%, the second accounted for 8% and 56%, and the last accounted for 56% and 17% at March 31, 2006 and 2005 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management’s expectations.

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

3.	INVENTORY

	Inventory consists of the following as of March 31, 2006 and 2005:
		2006	2005

	Paper	$--	$--
	Blended chemicals	68,255	80,380
	Raw materials	38,702	55,580
	Total inventory	$106,957	$135,960

4.	RELATED PARTY TRANSACTIONS

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

Operating
Year	Leases
2007	$129,592
2008	129,105
2009	132,610
2010	152,037
Total minimum lease payments	$543,344

     Operating lease expense was $136,606 and $129,806 for the years ended March 31, 2006 and 2005, respectively .

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

     On March 9, 2006, the Company entered into the Second Amendment to Securities Purchase Agreement with the investors. Pursuant to the Second Amendment, one of the investors agreed to purchase three-tenths of one Series B unit, consisting of 3 shares of preferred stock and warrants to purchase 12,000 shares of the Company’s common stock (the “Series B Warrant”), for an aggregate purchase price of $24,000. The preferred stock pays a dividend at a rate of 6% of the stated value per annum. The dividends are cumulative and the preferred stock is convertible into 24,000 shares of common stock, with no voting rights. In addition, the investors have agreed to waive all existing defaults under the purchase agreement, including the Company’s failure to timely file a Certificate of Designations for the preferred stock and to timely issue common stock certificates and warrants. The Company and the investors also agreed to terminate all further obligations of the investors to purchase and the Company’s obligation to sell any remaining Series B units. The remaining Series B units would have consisted of 417 shares of preferred stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead thereof, the Company agreed to issue to one of the investors warrants to purchase 5,004,000 shares of the Company’s common stock at an exercise price of $1.00 (the “Series C Warrant”). These warrants have been valued at $6,810,444 and have been recorded as a charge and a credit to additional paid in capital. The Series C Warrant, as well as the preferred stock and the Series B Warrant, are subject to anti-dilution provisions in the event that the Company issue shares of common stock at a price less than the conversion price or the exercise price and contain provisions limiting the holders right to convert or exercise if doing so would cause such holder and its affiliates to beneficially own more than 9.99% of the outstanding common stock.

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

Warrants

     The Company has issued warrants in conjunction with various private placements of its stock and convertible term note in exchange for sevices. All warrants are currently exercisable.

The following table sumarizes warrant information for the years ended March 31, 2006 and 2005.

Weighted
Average
		Number of	Exercise
		Warrants	Price

Outstanding April 1, 2004		4,325,000	$ 1.68
Issued for services rendered		100,000	$ 1.50
Issued to note payable holders		300,000	$ 1.50
Outstanding March 31, 2005		4,725,000	$ 1.66
Issued for services rendered		1,000,000	$ 1.67
Issued to investor-Series A		1,000,000	$ 1.00
Issued to investor-Series B		12,000	$ 1.00
Issued to investor-Series C		5,004,000	$ 1.00
Outstanding March 31, 2006		11,741,000	$ 1.32

As of March 31, 2006, outstanding common stock warrants are as follows:

	Number of	Exercise
	Warrants	Price	Expiration Date

	750,000	$ 0.60	March 22, 2007
	3,000,000	$ 2.00	May 14, 2007
	100,000	$ 1.00	January 8, 2009
	175,000	$ 1.50	March 24, 2009
	100,000	$ 1.25	March 24, 2011
	100,000	$ 1.50	March 24, 2011
	100,000	$ 1.75	March 24, 2011
	50,000	$ 1.00	May 17, 2009
	50,000	$ 2.00	May 17, 2009
	100,000	$ 1.25	February 28, 2012
	100,000	$ 1.50	February 28, 2012
	100,000	$ 1.75	February 28, 2012
	500,000	$ 1.34	April 27, 2015
	500,000	$ 2.00	April 27, 2015
	6,016,000	$ 1.00	March 24, 2011

	11,741,000	$ 1.32

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

8.           INCOME TAXES

     Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2006, the Company had a net operating loss carryforward for tax purposes of approximately $13,078,000, which is available to reduce its future taxable income, and expires at various dates through 2025. $106,000 is expiring in 2015, $820,000 expiring in 2016, $889,000 expiring in 2017, $736,000 expiring in 2018, $100,000 expiring in 2020, $782,000 expiring in 2021, $2,692,000 expiring in 2022, $2,404,000 expiring in 2023, $1,709,000 expiring in 2024 and $2,840,000 expiring in 2025. A full valuation allowance has been established against the deferred tax assets, which are mainly related to the net loss carryforward, due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

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

Summary Stock Option Activity

     The following table summarizes stock option information with respect to all stock options for the years ended March 31, 2006 and 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Options outstanding March 31, 2004	2,205,000	$1.32	8.32
Cancelled	(635,000)
Granted	1,375,000	$1.00
Options outstanding March 31, 2005	2,945,000	$1.20	8.01
Granted	540,000	$1.10
Exercised	(300,000)
Options outstanding March 31, 2006	3,185,000	$1.11	8.48

Vested and expected to vest – end of year	3,185,000	$1.11	8.48	$2,991,750
Exercisable – end of year	2,633,507	$1.12	8.01	$2,443,994

     Options outstanding at March 31, 2006 have an exercise price ranging between $0.70 to $1.80.

     The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of March 31, 2006, $297,332 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years.

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

The Company’s total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2006, are as follows:

	Graphic	Specialty
	Arts	Chemicals	Corporate	Total

Revenues	$106,861	$385,374	$--	$492,235

Gross profit	$44,961	$145,632	$--	$190,593
Sales, general and administrative expenses	151,948	1,747,331	1,685,374	3,584,653
Depreciation, amortization and depletion	--	61,994	8,067	70,061
Impairment loss	--	--	--	--
Interest expense	--	--	562,079	562,079
Loss from continuing operations	$(106,987)	$(1,663,693)	$(2,255,520)	$(4,026,200)

Cash and cash equivalents	$ --	$--	$5,194,748	$5,194,748
Accounts receivable	--	91,557	--	91,557
Inventory	7,620	99,337	--	106,957
Note receivable	19,476	--	--	19,476
Loan receivable	--	--	364	364
Prepaid expenses	--	--	84,657	84,657
Fixed assets	--	109,546	37,448	146,994
Goodwill	--	15,499	--	15,499
Patent	--	327,572	--	327,572
Deferred financing costs	--	--	--	--
Deposits	--	--	1,385	1,385
Total assets	$27,096	$643,511	$5,318,602	$5,989,209
Capital expenditures	$--	$31,793	$17,110	$48,903

The Company’s total revenues, income from operations and identifiable assets by segment for the year ended March 31, 2005 are as follows:

	Graphic	Specialty
	Arts	Chemicals	Corporate	Total

Revenues	$549,462	$1,301,492	$--	$1,850,954

Gross profit	$238,146	$853,744	$--	$1,091,890
Sales, general and administrative expenses	143,942	1,431,225	1,005,866	2,581,033
Depreciation, amortization and depletion	--	74,535	9,866	84,401
Impairment loss	--	2,010	--	2,010
Interest expense	--	--	279,322	279,322
Income (loss) from continuing operations	$94,204	$(654,026)	$(1,295,054)	$(1,854,876)

Cash and cash equivalents	$--	$--	$365,610	$365,610
Accounts receivable	140,617	642,387	--	783,004
Inventory	20,080	115,880	--	135,960
Note receivable	28,650	--	--	28,650
Loan receivable	--	--	137	137
Prepaid expenses	--	--	120,574	120,574
Fixed assets	--	143,633	21,954	165,587
Goodwill	--	15,499	--	15,499
Patent	--	295,603	--	295,603
Deferred financing costs	--	--	206,590	206,590
Deposits	--	--	1,385	1,385
Total assets	$189,347	$1,213,002	$716,250	$2,118,599
Capital expenditures	$--	$23,018	$6,451	$29,469

Geographic Information
	2006	2005
U.S.	$425,550	$938,504
Venezuela	--	729,575
Netherlands	--	50,200
Other	66,685	132,675
Totals	$492,235	$1,850,954