Form 10KSB
period 2007-03-31
UNITED ENERGY CORP /NV/
filed 2007-06-28
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

          The issuer’s total consolidated revenues for the fiscal year ended March 31, 2007 were $811,893.

          The aggregate market value of the common equity held by non-affiliates of the registrant was $12,136,590 as of June 19, 2007.

          The number of shares outstanding of the registrant’s common equity as of June 19, 2007 was 31,030,115 shares.

UNITED ENERGY CORP.

2007 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

          We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes our K-Line of Chemical Products for the oil industry and related products.

          Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. Military.

          We have developed a system referred to as our “S2 system,” to work with our environmentally friendly paraffin dispersants products. This technology produces high volumes of steam and heat at variable pressures and temperatures to completely dissolve most deposits of paraffin and asphaltene within oil wells, pipelines or storage tanks. The S2 system apparatus is portable, compact and easy to use. We are further developing the process to enhance and support sales of KH-30 and its related products for the oil industry and for other potential applications. Our patent on the S2 system expired in January 2007; however, we have filed a patent application with respect to certain improvements, modifications and enhancements to the S2 system.

          A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our K-Line of Chemical Products to the worldwide marketplace for refinery, tank and pipeline cleaning services. We have entered into a non-exclusive distribution agreement with Champion Technologies Inc. and a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies, however, there can be no assurance that any of these arrangements entered into or, if entered into, (as well as the agreements with Champion Technologies and Petrobras America Inc.) will be successful.

          We provide specialty chemical products to our customers and generated revenues of $811,893 for the fiscal year ended March 31, 2007 and $385,374 for the fiscal year ended March 31, 2006.

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

Business Operations and Principal Products

          Our principal products include our K-Line of Chemical Products for the oil industry and our Green Globe Chemical Products which consist of a variety of solvents, paint strippers and cleaners.

          K-Line of Chemical Products

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

          KX-100 is a patent pending formula where contact time is limited for removal of a plug of paraffin or asphaltene. It is fast acting and an effective dispersant that can be used in temperatures as low as –25F. It can be used in nearly any application.

          SR-3 Scale and Rust Remover is a fast acting corrosion inhibited product developed to remove both calcium carbonate and calcium sulfate salt deposits. SR-3 is a broad spectrum, water soluble scale remover designed to rapidly alleviate hard and soft deposits and to restore full flow capacity. The product is also designed to remove rust while adding protection against further rusting by providing a phosphatized surface on ferrous metals.)

          HPD-1 PLUS is specifically formulated to offer prompt and effective remediation of tough clogging problems with upper medium to high molecular weight paraffin. Performs multi-functional characteristics to impart wettability, penetration, dispersion, and an exceptional solvency for paraffin rich heavy sludge with the proper treatment dosage and application.

          GSA Gun & Bore Cleaner is a patent pending formula which is a safer and more effective bore and chamber cleaner. It can be used on everything from small handguns to 16” guns. Currently, GSA Gun & Bore Cleaner is being marketed and distributed by TopDuck Products LLC under their trademark “Gunzilla BC-10”.

          Green Globe Chemical Products

          Leak Detection Compound Type I and II is a gas leak detection compound that is compatible with oxygen. Is intended for use in detecting leaks in both high and low-pressure oxygen systems in aircraft and other related oxygen systems

          Corrosion Inhibitor is an additive intended for use with anti-freeze in water at a concentration of 3% to retard corrosion.

          Corrosion Removing Compound Type I, II and III are corrosion removing and metal conditioning compounds, which when diluted with water, will remove rust from ferrous metal surfaces.

          Ethylene Glycol/Water Coolant is a mixture of Ethylene Glycol and distilled water to provide a coolant mixture for use in radar domes used by the Military.

          Qualkleen 1000 Wipes is a state-of-the-art active Matrix Liquid Crystal Display (AMLCD) and instrument glass cleaner. Qualkleen 1000 was developed for the Military to replace hazardous products such as IPA, Acetone, and Methanol in the cleaning of the high efficiency anti-reflective coating on the AMLCD glass being used in the new high tech multi-function displays for aircraft instrumentation.

          NPX Powder Coating is an effective reusable paint stripper. NPX is a powerful blend of chemicals which will out perform all other aluminum safe strippers in the powder coat industry. Safe method of stripping metals, including magnesium, zinc, high strength steel and titanium. Does not contain any methylene chloride, phenol, chromates or caustics.

          Green Globe products are sold under the trade name Qualchem.™ Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. Military.

          Aqueous Coating

          We have developed a patent pending aqueous coating with excellent oil, grease and water repellency for hot/cold food packaging such as cups, plates, cartons, wrappers and corrugated boxes which is biodegradable, decomposable, and recyclable.

          Additional Technologies

          We have developed certain modifications, improvements and enhancements to the S2 system including an apparatus for introducing a vapor-containing stream into underground geological formations, pumps, conduits or tanks which represents an advance over previous techniques. The technique allows vapor-containing steam to bypass the well and be released to the atmosphere. We have filed a patent application with respect to the modifications, improvements and enhancements to the S2 system.

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

          In the fiscal year ending March 31, 2007, Petrobras America Inc. purchased our KX-100 oil cleaning products, which accounted for approximately 45.7% of our total customer sales. In the fiscal year ended March 31, 2006, Howard Energy and Champion Technologies purchased our KH-30 and KX-100 oil cleaning products, which accounted for approximately 23.5% of our total customer sales.

          Except for these current and former customers, no other single entity has accounted for more than 10% of our sales during any of the fiscal years ended March 31, 2007 and 2006.

          All of our products are sold in U.S. dollars and, therefore, we have had no foreign currency fluctuation risk.

          Our current operations do not require a substantial investment in inventory other than minimum commitments to our distributors. However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

          As of March 31, 2007, the Company’s backlog included $82,502 of specialty chemical sales. Backlog represents products that the company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

Marketing and Distribution

          We have engaged the services of independent contractors to market our K-Line of Chemical Products. These contractors work under various non-exclusive commission and distribution agreements and have substantial contacts among oil well owners and major oil companies in the United States, Mexico, South America, Africa, Europe and the Middle East. These contractors earn a commission based upon the sales value of the products that they sell. These independent contractors use our marketing materials, brochures and website to interest clients and to describe the attributes of our products.

          Although we have not achieved the volume of sales we had anticipated for the oil dispersant products, there have been significant barriers to entry in this market. Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines. In many cases, additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients. This process of testing has taken a great deal longer than was originally anticipated. We believe that we have made significant inroads and currently expect a higher volume of sales in the next fiscal year ending March 31, 2008, although there can be no assurance that sales will increase in fiscal 2008.

Research and Development

          Our K-Line of Chemical Products for the oil industry and Uniproof proofing paper are developed and ready for market. All of these products are the result of research and development expenditures paid in the amounts of $232,517 and $193,032 for the fiscal years ended March 31, 2007 and 2006 respectively. We have had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to lead in the development of our products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

Competition

          We compete directly or indirectly with other producers of specialty chemical products with similar uses, most of which are more established companies and have greater resources than we have. Generally, we attempt to compete by offering what we hope to be lower prices and better service. However, our KH-30, KX-100, KX-91 and KH-30S products for the oil industry are often more expensive, and with these products we attempt to compete by emphasizing product effectiveness and environmental safety.

Proprietary Technologies

          With respect to our formulations, which are proprietary, we have patented our KH-30 oil well cleaner in the United States, Russia, Venezuela, Argentina, Canada, China, the European Union, Hong Kong, Malaysia and Mexico. We have ten additional country patent applications pending in most of the major oil-producing countries around the world. We also have patents pending with respect to our Aqueous Coating, GSA Gun & Bore Cleaner, and KX-100 products as well as with respect to certain improvements, modifications and enhancements to our S2 system.

           We believe our KH-30 patent and our patent applications with respect to Aqueous Coating, GSA Gun & Bore Cleaner, KX-100 and certain improvements, modifications and enhancements to our S2 System are strong and will help our competitive position. However, we are aware that others may try to imitate our product or invalidate our patents. We have in the past vigorously enforced our trade secrets such as the one relating to our Uniproof proofing paper, and intend to continue to do so in the future. However, we recognize that intellectual property rights provide less than complete protection. We believe that no other company is currently producing a product similar to KH-30 or our other products that we have applied for patent protection.

          In addition to applying for patent protection on our KH-30 product, we have also registered “KH-30” as a trademark. Trademark protection has also been obtained for the “Uniproof” name for our proofing paper. We anticipate applying for both patent and trademark protection for our other products in those jurisdictions where we deem such protection to be beneficial.

Employees

          As of March 31, 2007 we employed thirteen people on a full-time basis and had available the services of four other individuals under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with us to manufacture or market one or more of our products.

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

Subsequent Events.

          On May 17, 2007, we entered into an amended and restated non-exclusive distribution agreement with Champion Technologies Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. The agreement is for a term of three (3) years and grants Champion Technologies Inc. certain rights to blend, dilute and utilize our products to manufacture and sell different products. The agreement amends the former agreement with Champion Technologies Inc. dated March 6, 2006.

ITEM 2. DESCRIPTION OF PROPERTY

          We lease 9,600 square feet of office space at 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094. Under the terms of the lease, which runs through June 2007, the monthly rent is $9,600. In addition, we leased office space of approximately 1,350 square feet in Midland, Texas as a regional sales office at a rate of $759 per month. This lease ran through September 2005 and has not been renewed.

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

          In March 2007, we commenced an action against Applied Force and Samuel Miller III in the Superior Court of New Jersey, Law Division - Bergen County for the recovery of two of our vehicles and certain additional claims. The defendants, Applied Force and Samuel Miller III, have filed a counterclaim for recovery of alleged storage fees in the amount of $126,784 and certain alleged service fees in the amount of $1,275. The action is currently in the discovery process. No trial date has yet been scheduled. We believe that we have meritorious claims and defenses to the counterclaims. We intend to vigorously pursue our claims and defend the counterclaims. The outcome of this matter cannot be determined at this time.

          No other legal proceedings are currently pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          As of June 19, 2007, there were approximately 463 record holders of our common stock and there were 31,030,115 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

          The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended March 31, 2007 and 2006 and for each quarter after March 31, 2007. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year ended March 31	Quarter	High	Low

2006	First Quarter (April-June 2005)	$1.81	$1.06
	Second Quarter (July-September 2005)	2.85	1.33
	Third Quarter (October-December 2005)	2.70	1.47
	Fourth Quarter (January-March 2006)	2.20	1.41

2007	First Quarter (April-June 2006)	$2.08	$1.27
	Second Quarter (July-September 2006)	1.40	.64
	Third Quarter (October-December 2006)	1.02	.53
	Fourth Quarter (January-March 2007)	.77	.39

2008	First Quarter (through June 19)	$.77	$.42

          The high and low bid prices for shares of our common stock on June 19, 2007 were $.55 and $.54 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Equity Compensation Plan Information

          The following table provides information regarding the status of our existing equity compensation plans at March 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

	(a)	(b)	(c)
Equity compensation plans approved by
security holders	3,502,500	$ 1.17	185,000

Equity compensation plans not approved by
security holders	4,375,000	$ 1.88	—

Total	7,877,500		185,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

o	K-Line of Chemical products for the oil industry and related products

          Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements which are renewable at the option of the U.S. Military.

          We have developed a system referred to as our “S2 system,” to work with our environmentally friendly paraffin dispersants products. This technology produces high volumes of steam and heat at variable pressures and temperatures to completely dissolve most deposits of paraffin and asphaltene within oil wells, pipelines or storage tanks. The S2 system apparatus is portable, compact and easy to use. We are further developing the process to enhance and support sales of KH-30 and its related products for the oil industry and for other potential applications. Our patent on the S2 system expired in January 2007; however, we have filed a patent application with respect to certain improvements, modifications and enhancements to the S2 System.

                    A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our K-Line of Chemical Products to the worldwide marketplace for refinery, tank and pipeline cleaning services. We have entered into a non-exclusive distribution agreement with Champion Technologies Inc. and a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of Chemical Products. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies however, there can be no assurance that any of these arrangements entered into or, if entered into, (as well as the agreements with Champion Technologies and Petrobras America Inc.) will be successful.

          We provide our K-Line of Chemical Products to our customers and generated revenues of $811,893 for the fiscal year ended March 31, 2007 and $385,374 for the fiscal year ended March 31, 2006.

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

Discontinued Operations

          During the fiscal year ended March 31, 2007, the Company discontinued the sale of its Uniproof proofing paper. Certain amounts in the accompanying March 31, 2006 consolidated financial statements have been reclassified to conform to the current classification of the graphic arts segment.

Results of Discontinued Operations

          The financial position and results of these operations are presented as assets and liabilities of discontinued operations in the consolidated balance sheets and discontinued operations in the consolidated statement of operations, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the impairment or disposal of Long-Lived Assets.

          Sales. Sales decreased to $1,310 for the year ended March 31, 2007 from $106,861 for the year ended March 31, 2006. The $105,551 or 99% decrease in sales was due to no orders received from our primary customer, because the use of proofing paper is being phased out due to the paper industry switching to a digital technology.

          Cost of Goods Sold. Cost of goods sold decreased to $1,058 or 81% of sales, for the year ended March 31, 2007 from $61,900, or 58% of sales, for the year ended March 31, 2006. The decrease in cost of goods sold was due to no orders received from our primary customer, because the use of proofing paper is being phased out due to the paper industry switching to a digital technology.

          Gross Profit. Gross profit decreased to $252 or 19% of sales, for the year ended March 31, 2007 from $44,961, or 42% of sales, for the year ended March 31, 2006. The decrease was due to no orders received from our primary customer, because the use of proofing paper is being phased out due to the paper industry switching to a digital technology.

Results of Operations

Comparison of Fiscal Year Ended March 31, 2007 to Fiscal Year Ended March 31, 2006

          Sales. Sales increased to $811,893 for the year ended March 31, 2007 from $385,374 for the year ended March 31, 2006. The $426,519 or 111%, increase was due to higher levels of Specialty Chemicals, which include KH-30 and KX-100, and our Green Globe / Qualchem product line. The increase was primarily related to a 135% increase in sales of our K-Line of oil field dispersant products reflecting a higher level of orders and a 32% increase in the level of U.S. Military sales during the year. Our three largest customers accounted for 64% of revenues for the year ended March 31, 2007 compared with 42% for the comparable period in 2006.

          Cost of Goods Sold. Cost of goods sold increased to $363,208 or 45% of sales, for the year ended March 31, 2007 from $239,742, or 62% of sales, for the year ended March 31, 2006. The increase in cost of goods sold was due to the increased sales of K-Line of Chemical Products compared to the prior year. The decrease in cost of goods sold as a percentage of sales is due to an increase in the level of sales of our K-Line of Chemical Products during the year which have a higher gross profit percentage.

          Gross Profit. Gross profit increased to $448,685 or 55% of sales, for the year ended March 31, 2007 from $145,632, or 38% of sales, for the year ended March 31, 2006. The increase in gross profit was due to an increase in sales of our K-Line of Chemical Products.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,811,970 or 346% of sales, for the year ended March 31, 2007 from $3,584,653, or 930% of sales, for the year ended March 31, 2006. The decrease in selling, general and administrative expenses are primarily related to a decrease in salaries due to the exercise of options in the prior year offset partially by an increase in payroll and the recording of stock-based compensation costs, a decrease in professional fees, lower marketing expenses, and lower travel and entertainment expenses, partially offset by an increase in bad debts.

          Depreciation, Amortization and Depletion. Depreciation, amortization and depletion increased to $76,434 for the year ended March 31, 2007 from $70,061 for the year ended March 31, 2006 reflecting a slight increase in fixed assets purchases.

          Interest Income. Interest income increased to $169,653 for the year ended March 31, 2007 from $15,510 for the year ended March 31, 2006. The increase was due to the increased cash level in connection with the private placement completed in March 2006.

          Interest Expense. Interest expense decreased to $2,725 for the year ended March 31, 2007 compared with $577,589 for the year ended March 31, 2006. The decrease was due to the convertible term note being converted into shares of common stock in August 2005.

          Net Loss. For the year ended March 31, 2007, we incurred a net loss of $2,272,539, or $0.07 per share, as compared to a net loss of $4,026,200 for the year ended March 31, 2006, or $0.16 per share. The average number of shares of common stock used in calculating earnings per share increased 5,698,590 shares to 31,029,327 from 25,330,737 shares as a result of 2,000,000 shares issued for the conversion of the note payable, 312,500 shares issued in connection with the exercise of stock options and 5,450,000 shares issued in connection with the private placement.

Liquidity and Capital Resources

          Since 1995, operations have been financed primarily through loans, equity contributions from directors and executive officers and from third parties supplemented by funds generated by our business. As of March 31, 2007, we had $2,863,906 in cash and cash equivalents.

          Net Cash Used in Continuing Operations. During the fiscal year ended March 31, 2007, net cash used in continuing operations was $2,111,438 compared with $1,727,244 for the fiscal year ended March 31, 2006.

          Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2007, net cash used in investing activities decreased to $54,594 compared with $108,407 for the year ended March 31, 2006. The decrease was primarily a result of a decreased level of expenditures for the purchase of fixed assets to support operations and capitalized legal fees required to file patent applications for our KH-30, KX-91 and S2 system.

          Net Cash (Used in) Provided by Financing Activities. During the fiscal year ended March 31, 2007, net cash used in financing activities of $187,651 resulting from the payment of related party loans of $200,000 and preferred stock dividends of $1,526, which was partially offset by the proceeds from the exercise of stock options of $13,875. This compares to cash provided financing activities of $6,457,577 for the year ended March 31, 2006 resulting from $6,060,000 of proceeds from the issuance of common stock, proceeds from related parties of $200,000, proceeds from the issuance of preferred stock of $24,000, proceeds from the exercise of stock options of $345,000, and the receipt of stock subscription receivable of $13,333, which was partially offset by the payment of a related party payable of $133,600 and the payment of private placement costs of $51,156.

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

Concentration of Credit Risk

          Sales to one of our customers, Petrobras America Inc. accounted for approximately 46% and 0% of our sales for the fiscal years ending March 31, 2007 and 2006.

Contractual Obligations

          Below is a table which presents our contractual obligation commitments at March 31, 2007:

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Short-term debt Obligations(1)	$244,141	$244,141	$—	$—	$—
Operating leases	420,071	130,427	258,444	31,200	—

Total contractual cash obligations	$664,212	$374,568	$258,444	$31,200	$—

          (1) Short-term debt obligations include an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of March 31, 2006 and 2005 is $244,141. This amount is unsecured, non-interest bearing and due upon demand. The Chairman of the Board and Secretary, Ron Wilen and the President and Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans were both unsecured, non-interest bearing and due upon demand. Each of these loans was repaid in full in April, 2006.

Reporting by Segments

          We are a specialty chemicals company because of our determination in fiscal 1998 to close our printing equipment division and focus on our K-Line of chemical and Green Globe products. However, in the past a portion of our revenues has been related to the printing and the graphic arts industry and we have reported each as two segments through fiscal year ended March 31, 2006. During the current fiscal year, the Company classified the graphic arts segment as discontinued operations.

          We devote almost all of our time and effort into selling, promoting and developing our K-Line of chemical products and we are continuing to increase our marketing efforts to develop new products as extensions of our original KH-30 product. We believe that in the future our sales will increase.

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

Recently Issued Accounting Standards

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending November 16, 2006. The Company has determined that the provisions of SAB 108 do not have a material impact on its consolidated financial position, results of operations and cash flows.

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

          WE HAD A CURRENT ACCUMULATED DEFICIT OF $18,698,233 AS OF MARCH 31, 2007 AND IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO SUPPORT OUR BUSINESS PLAN, WHICH WILL HAVE A DETRIMENTAL EFFECT ON OUR STOCK.

          We have incurred losses in each of our last three fiscal years. As of March 31, 2007, we had an accumulated deficit of $18,698,233. If we continue to incur operating losses and fail to become a profitable company, we may be unable to support our business plan, namely to market our Specialty Chemical Products for the oil and gas industry including our K-Line, and the Green Globe Chemical Products. We incurred net losses of $2,272,539 and $4,026,200 in the fiscal years ended March 31, 2007 and 2006, respectively. Our future profitability depends in large part on our ability to market and support our Specialty Chemical Products which we derive the majority of our revenues. We cannot assure you that we will achieve or sustain significant sales or profitability in the future. This would have a detrimental effect on the long-term capital appreciation of our stock.

          THERE ARE SIGNIFICANT OBSTACLES TO ENTERING THE OIL AND GAS PRODUCING INDUSTRY THAT HAVE CONTRIBUTED TO THE SLOW PACE AT WHICH OUR KH-30 PRODUCTS ARE BEING INTRODUCED TO THE MARKET.

          Our business plan is focused largely on marketing efforts for Specialty Chemical Products for the oil and gas industry including our K-Line of chemical products. Although we believe that the application of our Specialty Chemical Products for the oil and gas industry on a continuous basis will result in higher production and lower power lease operating costs, the introduction of our K-Line of chemical products included within our Specialty Chemical Products into the oil and gas producing industry has been extremely difficult. Many entrenched players such as the “hot oilers” and the major oil service companies that benefit from high markups on their proprietary products have no incentive to promote the use of our chemical products. Moreover, oil production engineers are extremely reluctant to risk damage to a well from a product that does not have the endorsement of a major enterprise. Consequently, the pace of introduction of our Specialty Chemical Products including our K-Line of has been much slower than we initially anticipated. If we and our Specialty Chemical Products marketing partners are unable to successfully achieve market acceptance our products, our future results of operations and financial condition will be adversely affected.

          BECAUSE WE HAVE DISCONTINUED UNIPROOF, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES OR ACHIEVE PROFITABILITY.

          Our sales to date have been substantially dependent on sales of our Uniproof proofing paper. Sales of Uniproof accounted for approximately 0.0% and 21.5% of revenues for the fiscal years ended March 31, 2007 and 2006, respectively. The decline in the level of proofing paper sales is due to the paper industry switching to a digital technology. We don’t expect future sales of this product, and have discontinued these operations. If we fail to develop significant revenue from other products in its stead, our business plan and financial condition will be severely affected.

          THE SUCCESS OF OUR SPECIALTY CHEMICAL PRODUCTS WILL BE HIGHLY DEPENDENT UPON THE LEVEL OF ACTIVITY AND EXPENDITURES IN THE OIL AND NATURAL GAS INDUSTRIES AND A DECREASE IN THE LEVELS THEREOF WOULD, IN ALL LIKELIHOOD, ADVERSELY IMPACT SALES OF OUR SPECIALTY CHEMICAL PRODUCTS INCLUDING OUR K-LINE.

          We anticipate that demand for our oil and gas cleaning product will depend on the levels of activity and expenditures in the industry, which are directly affected by trends in oil and natural gas prices. We anticipate that demand for our K-Line of chemical sales will be particularly sensitive to the level of development, production and exploration activity of, and corresponding capital spending by, oil and natural gas companies. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, political stability and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, and development and production activity. Lower levels of activity are expected to result in a corresponding decline in the demand for our oil and gas well products, which could have an adverse impact on our prospects, results of operations and financial condition. Factors affecting the prices of oil and natural gas include:

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

          WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES FROM OUR GREEN GLOBE CHEMICAL PRODUCTS.

          Our sales to date have been substantially dependent on sales of specialty chemical products including our K-Line of chemical products. Sales of Green Globe chemical products accounted for approximately 15% of revenues for the fiscal year ended March 31, 2007. The U.S. military represented approximately 60% of such revenues from the sales of our Green Globe Chemical Products for the fiscal year ended March 31, 2007. If we fail to develop significant revenue from Green Globe Chemical Products or the U.S. military ceases or decreases its use of our Green Globe Chemical Products, our business plan and financial condition will be affected.

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

          We currently have a limited number of recurring customers for our products, none of whom have entered into long-term contracts or binding purchase commitments with us. A portion of our revenue was earned in connection with sales of Uniproof proofing papers to the Alameda Company of Anaheim, California. During the fiscal years ended March 31, 2007 and 2006, sales attributable to Alameda represented approximately 0.0% and 21.5%, respectively, of our total revenues. As a direct result of digital technological advances utilized by the paper industry, chiefly digital technology we don’t expect any future revenues from Alameda. Our three largest customers accounted for 64% and 42% of our revenues for the fiscal years ended March 31, 2007 and 2006, respectively.

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

          WE DEPEND ON INDEPENDENT MANUFACTURERS OF OUR PRODUCTS; ANY PROLONGED INTERRUPTION IN THEIR BUSINESS COULD CAUSE US TO LOSE OUR CUSTOMERS.

          We do not own any manufacturing facilities. Our chemical products are generally manufactured by contract blenders at a number of different facilities. Chemical blenders are relatively easy to replace. While we believe these facilities have the capacity to meet our current production needs and also meet applicable environmental regulations, we cannot be certain that these facilities will continue to meet our needs or continue to comply with environmental laws. In addition, these facilities are subject to certain risks of damage, including fire, which would disrupt production of our products. To the extent we are forced to find alternate facilities, it would likely involve delays in manufacturing and potentially significant costs.

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

          BECAUSE WE ARE SMALLER AND HAVE FEWER FINANCIAL AND MARKETING RESOURCES THAN MANY OF OUR COMPETITORS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE EXTREMELY COMPETITIVE CHEMICAL INDUSTRIES.

          We compete directly or indirectly with other producers of specialty chemical products, most of which are or have aligned themselves with more established companies, have greater brand recognition and greater financial and marketing resources. Generally, we attempt to compete by offering what we hope to be lower prices and better service. However, the prices for our Specialty Chemical Products including our K-Line and Green Globe Chemical

Products are higher than competing products; therefore, we attempt to compete by emphasizing product effectiveness and environmental safety.

          We also believe that our efforts to patent the KH-30, oil well cleaner, included within our Specialty Chemical Products in the principal oil producing countries worldwide will improve our competitive position in this market. However, we are aware that other companies may try to imitate our products or invalidate our patents. In the past we have vigorously enforced our trade secrets and other intellectual property, and intend to continue to do so in the future. We recognize that we may incur significant costs to defend our intellectual property and that intellectual property rights provide less than complete protection.

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

          OUR MANAGEMENT OWNS A SUBSTANTIAL AMOUNT OF OUR STOCK AND IS CAPABLE OF INFLUENCING OUR BUSINESS AND AFFAIRS.

          Our directors and executive officers beneficially own approximately 34.7% of our outstanding common stock. As such, they will be able to significantly influence the election of the members of our board of directors and the outcome of corporate actions that require shareholder approval, such as mergers and acquisitions. This level of ownership, together with particular provisions of our articles of incorporation, bylaws and Nevada law, may have a significant effect in delaying, deferring or preventing any change in control and may adversely affect the voting and other rights of our other shareholders.

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

Evaluation of the Company’s Disclosure Controls

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

8B. OTHER INFORMATION

          None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The following table shows the positions held by our board of directors and executive officers and their ages as of June 19, 2007.

Name	Age	Position

Ronald Wilen	68	Chairman of the Board, Secretary and Director

Brian King	54	President and Chief Executive Officer

James McKeever, CPA	41	Interim Chief Financial Officer

Louis Bernstein	57	Director

Andrea Pampanini	67	Director

Martin Rappaport	70	Director

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

          James McKeever, CPA. Mr. McKeever has been our Interim Chief Financial Officer since January 2004. He also continues to be a partner in the accounting firm of Abrams & McKeever CPA’s, which he joined in January 2000. Mr. McKeever has more than 17 years’ experience in public accounting and financial reporting, and is a member of the New Jersey Society of Certified Public Accountants.

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

          To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended March 31, 2007, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

          We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.unitedenergycorp.net under the heading “Investor Information”. We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website.

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

Summary Compensation Table

		Annual Compensation			Long-term Compensation

Name and Principal Position	Fiscal year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All other Compensation

		($)	($)	(1)		(#)	($)

Ronald Wilen	2007	200,000	—	8,901(2)	—	10,000	—	—
Chairman	2006	207,693	—	17,039(2)	—	10,000	—	—

Brian King	2007	200,000	—	17,067(3)	—	250,000
President and Chief Executive Officer	2006	178,154	—	14,424(3)	—	500,000	—	—

(1)	We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2)

During the fiscal years ended March 31, 2007 and 2006, we paid for the leases on two automobiles used by Mr. Wilen under monthly lease payments. We also paid for medical insurance for Mr. Wilen at a rate of $320.02 per month.

(3)	We also paid for Mr. King’s medical insurance at a rate of $1,362.09 per month.

Options/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration

(a)	(b)	(c)	(d)	(e)

Ronald Wilen
Chairman	10,000	3%	1.00	—

Brian King President and CEO	250,000	74%	$ 2.05	—

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable (#)	Value of Unexercised In- The-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable ($)

(a)	(b)	(c)	(d)	(e)

Ronald Wilen
Chairman	—	—	560,000/0	—

Brian King President and CEO	—	—	1,250,000/0	—

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

          There were stock options to purchase 185,000 shares of our common stock available for future grant as of March 31, 2007 under the 2001 Equity Incentive Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

          The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 19, 2007, by each of our directors, each of our executive officers named in the Summary Compensation Table above, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o United Energy Corp., 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)

Ronald Wilen	4,147,000	(2)	13.1%

Brian King	1,270,000	(3)	3.9%

James McKeever, CPA	3,000		*

Louis Bernstein	40,000	(4)	*

Andrea Pampanini	92,500	(5)	*

Martin Rappaport	3,030,000	(6)	9.5%

All current executive officers and directors as a group (6 persons)	8,582,500		25.4%

5% or Greater Stockholders:

Jack Silver	3,121,088	(7)	10.1%
SIAR Capital LLC
660 Madison Avenue
New York, NY 10021

Joseph J. Grano, Jr.	2,508,665	(8)	7.9%
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

(2)

Includes (i) stock options to purchase 400,000 shares at an exercise price of $1.11 per share, (ii) stock options to purchase 100,000 shares at an exercise price of $1.80 per share, (iii) stock options to purchase 50,000 shares at an exercise price of $1.00 per share, and (iv) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable.

(3)

Includes stock options to purchase 500,000 shares at an exercise price of $1.00 per share, options to purchase 500,000 shares at an exercise price of $1.06 and options to purchase 250,000 shares at an exercise price of $2.06 per share, which are currently exercisable.

(4)

Includes (i) stock options to purchase 10,000 shares at an exercise price of $1.55 per share, (ii) stock options to purchase 20,000 shares at an exercise price of $1.00 per share, and (iii) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable.

(5)

Includes (i) stock options to purchase 10,000 shares at an exercise price of $0.70 per share, (ii) stock options to purchase 10,000 shares at an exercise price of $1.30 per share, (iii) stock options to purchase 10,000 shares at an exercise price of $1.18 per share, (iv) stock options to purchase 30,000 shares at an exercise price of $1.00 per share and (v) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable.

(6)

Includes (i) stock options to purchase 10,000 shares at an exercise price of $0.70 per share, (ii) stock options to purchase 10,000 shares at an exercise price of $1.30 per share, (iii) stock options to purchase 10,000 shares at an exercise price of $1.18 per share, (iv) stock options to purchase 30,000 shares at an exercise price of $1.00 per share, (v) stock options to purchase 10,000 shares at an exercise price of $1.60 per share and (vi) warrants to purchase 750,000 shares of common stock at an exercise price of $2.00 per share, which are currently exercisable.

(7)

Includes (i) 2,313,333 shares held by Sherleigh Associates Profit Sharing Plan (“Sherleigh”), a trust of which Mr. Silver is the trustee, (ii) 133,300 shares of common stock held by Romy Silver, Mr. Silver’s daughter, (iii) 133,200 shares of common stock held by Leigh Silver, Mr. Silver’s son, (iv) 24,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, which prohibits conversion thereof to the extent following the conversion, the holder or its affiliates would beneficially own more than 9.9% of the total number of issued and outstanding common stock of the Company and (v) 517,255 shares of common stock issuable to Sherleigh upon exercise of warrants which warrants prohibit exercise thereof to the extent following the exercise the holder or its affiliates would beneficially own more than 10.1% of the total number of issued and outstanding common stock of the Company. The foregoing does not include 5,165,412 shares of common stock issuable to Sherleigh upon exercise of Series C Warrants which warrants prohibit exercise thereof to the extent following the exercise the holder or its affiliates would beneficially own more than 10.1% of the total number of issued and outstanding common stock of the Company.

(8)	Includes 1,875,332 shares of common stock, warrants to purchase 633,333 shares of common stock.

Equity Compensation Plan Information

          The following table provides information regarding the status of our existing equity compensation plans at March 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,502,500	$1.17	185,000

Equity compensation plans not approved by security holders	4,375,000	$1.88	—

Total	7,877,500		185,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          We have an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of December 31, 2007 and 2006 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

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

          During August 2005, the Chairman of the Board, Ron Wilen and the President and Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans are both unsecured, non-interest bearing and due upon demand. Each of these loans was repaid in full in April, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The aggregate fees billed or expected to billed by Imowitz, Koenig & Co., LLP (“Imowitz”) for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2007 and 2006 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years were approximately $70,000 and $81,885, respectively.

Audit-Related Fees

          Fees of $3,473 were paid to Imowitz for audit-related services for the fiscal year ended March 31, 2007. No fees were paid to Imowitz for the fiscal year ended March 31, 2006.

Tax Fees

          No fees were billed by Imowitz for tax services rendered for the fiscal years ended March 31, 2007 and 2006.

All Other Fees

          Imowitz did not render any other services, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended March 31, 2007 or for the fiscal year ended March 31, 2006.

Audit Committee

          Our board of directors has established a policy requiring it’s pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. The policy requires the specific pre-approval of all permitted services. When considering the pre-approval of non-audit services, our board considers whether the provision of such non-audit service is consistent with the auditor’s independence and the Securities and Exchange Commission rules regarding auditor independence. Additionally, our board considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors’ familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ENERGY CORP.

Date: June 28, 2007	By:	/s/ Brian King

Brian King
Chief Executive Officer

	By:	/s/ James McKeever

James McKeever
Interim Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian King	Chief Executive Officer and President	June 28, 2007
(principal executive officer)
Brian King

/s/ James McKeever	Interim Chief Financial Officer	June 28, 2007
(principal financial and accounting officer)
James McKeever

/s/ Louis Bernstein	Director	June 28, 2007

Louis Bernstein

Director

Andrea Pampanini

/s/ Martin Rappaport	Director	June 28, 2007

Martin Rappaport

/s/ Ronald Wilen	Chairman of the Board of Directors and	June 28, 2007
Secretary
Ronald Wilen

UNITED ENERGY CORP. AND SUBSIDIARIES

FORM 10-KSB

ITEM 7

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

          The following financial statements of United Energy Corp. and its subsidiaries required to be included in Item 7 are listed below:

Page

Report of independent registered public accounting firm	F-2

Consolidated balance sheets as of March 31, 2007 and March 31, 2006	F-3-F-4

For the periods ended March 31, 2007 and 2006:
Consolidated statements of operations	F-5
Consolidated statements of stockholders’ equity	F-6
Consolidated statements of cash flows	F-7- F-8
Notes to consolidated financial statements	F-9-F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of United Energy Corp.:

We have audited the accompanying consolidated balance sheets of United Energy Corp. (a Nevada corporation) and subsidiaries as of March 31, 2007 and March 31, 2006 and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Energy Corp. and subsidiaries as of March 31, 2007 and March 31, 2006 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ IMOWITZ, KOENIG & CO., LLP
New York, New York
June 28, 2007

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006

	March 31, 2007	March 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,863,906	$5,194,748
Accounts receivable, net of allowance for doubtful accounts of $5,879 and $5,018, respectively	64,466	91,557
Inventory, net of allowance of $0 and $16,290, respectively	138,798	99,337
Prepaid expenses and other current assets	128,216	84,657
Assets of discontinued operations	4,507	27,096

Total current assets	3,199,893	5,497,395

PROPERTY AND EQUIPMENT, net of accumulated depreciation	88,081	146,994

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $150,861 and $119,794, respectively	345,889	327,572
Loans receivable	1,864	364
Deposits	1,385	1,385

Total assets	$3,652,611	$5,989,209

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006

	March 31, 2007	March 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$133,135	$279,303
Accrued expenses	99,226	134,286
Due to related parties	244,141	444,141

Total current liabilities	476,502	857,730

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 shares issued and outstanding as of March 31 2007 and March 31, 2006	24,000	24,000
Common stock: $0.01 par value 100,000,000 authorized; 31,030,115 and 31,017,615 shares issued and outstanding as of March 31, 2007 and March 31, 2006	310,301	310,176
Additional paid-in capital	21,540,041	21,221,471
Accumulated deficit	(18,698,233)	(16,424,168)

Total stockholders’ equity	3,176,109	5,131,479

Total liabilities and stockholders’ equity	$3,652,611	$5,989,209

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

REVENUES, net	$811,893	$385,374

COST OF GOODS SOLD	363,208	239,742

Gross profit	448,685	145,632

OPERATING EXPENSES:
Selling, general and administrative	2,811,970	3,584,653
Depreciation and amortization	76,434	70,061

Total operating expenses	2,888,404	3,654,714

Loss from operations	(2,439,719)	(3,509,082)

OTHER INCOME (EXPENSE), net:
Interest income	169,653	15,510
Interest expense	(2,725)	(577,589)

Total other expense, net	166,928	(562,079)

Net loss from continuing operations	(2,272,791)	(4,071,161)

DISCONTINUED OPERATIONS:
Income from discontinued operations	252	44,961

Net loss	(2,272,539)	(4,026,200)

Preferred dividends	(1,526)	—

Net loss applicable to common shareholders	$(2,274,065)	$(4,026,200)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.07)	$(0.16)
Income from discontinued operations	0.00	0.00

Total basic and diluted loss per share	$(0.07)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,029,327	25,330,737

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Common Stock			Additional Paid-In Capital		Stock subscription receivable
			Preferred Stock		Accumulated Deficit
	Shares	Amount					Total

BALANCE, April 1, 2005	23,267,000	232,670	—	12,308,845	(12,397,968)	(13,333)	130,214
Common stock issued in convertion of note payable	2,000,000	20,000		1,580,000	—	—	1,600,000
Common stock issued in consideration for interest	615	6		486	—	—	492
Proceeds from stock subscription receivable	—	—		—	—	13,333	13,333
Warrants granted in consideration for consulting services	—	—		129,720	—	—	129,720
Compensation expense associated with options	—	—		906,076	—	—	906,076
Exercise of stock options	300,000	3,000		342,000	—	—	345,000
Common stock issued for private placement	5,450,000	54,500		6,005,500	—	—	6,060,000
Private placement costs				(51,156)			(51,156)
Preferred stock issued			24,000				24,000
Net loss	—	—	—	—	(4,026,200)		(4,026,200)

BALANCE, March 31, 2006	31,017,615	310,176	24,000	21,221,471	(16,424,168)	—	5,131,479
Exercise of stock options	12,500	125		13,750	—	—	13,875
Compensation expense associated with options	—	—		304,820	—	—	304,820
Dividends paid and accrued on On preferred shares					(1,526)		(1,526)
Net loss					(2,272,539)		(2,272,539)

BALANCE, March 31, 2007	31,030,115	$310,301	$24,000	$21,540,041	$(18,698,233)	$—	$3,176,109

The accompanying notes are an integral part of this consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations	$(2,272,791)	$(4,071,161)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	93,690	645,795
Warrants granted in consideration for services	—	129,720
Compensation expense associated with options	304,820	906,076
Stock granted in consideration for interest expense	—	492
Changes in operating assets and liabilities
Decrease in accounts receivable, net	27,091	550,830
(Increase) decrease in inventory, net	(39,461)	16,543
(Increase) decrease in prepaid expenses and other current assets	(43,559)	35,917
(Decrease) increase in accounts payable and accrued expenses	(181,228)	58,544

Net cash used in continuing operations	(2,111,438)	(1,727,244)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net income from discontinuing operations	252	44,961
(Increase) decrease in accounts receivable, net	(31)	140,617
Decrease in inventory, net	7,620	12,460
Decrease in note receivable, net	15,000	9,174

Net cash provided by discontinuing operations	22,841	207,212

Net cash used in operating activities	(2,088,597)	(1,520,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(1,500)	(227)
Payments for acquisition of property and equipment	(3,710)	(48,903)
Payments for patent	(49,384)	(59,277)

Net cash used in investing activities	(54,594)	(108,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	—	200,000
Payments of related party payable	(200,000)	(133,600)
Proceeds from issuance of preferred stock	—	24,000
Proceeds from the exercise of stock options	13,875	345,000
Proceeds from issuance of common stock	—	6,060,000
Payments of private placement costs	—	(51,156)
Proceeds from stock subscription receivable	—	13,333
Preferred stock dividend	(1,526)	—

Net cash (used in) provided by financing activities	(187,651)	6,457,577

Net (decrease) increase in cash and cash equivalents	(2,330,842)	4,829,138
CASH AND CASH EQUIVALENTS, beginning of period	5,194,748	365,610

CASH AND CASH EQUIVALENTS, end of period	$2,863,906	$5,194,748

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$2,725	$2,451
Income taxes	$1,235	$1,434

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$—	$1,600,000

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS AND BUSINESS PLAN

          United Energy Corp. (“United Energy” or the Company”) considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products include K-Line of chemical products for the oil industry and related products

          Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. Military.

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

Principles of Consolidation

          The consolidated financial statements include the accounts of United Energy and its wholly-owned subsidiary Green Globe and currently inactive subsidiaries, Nor-Graphic Industries and United Energy Oil. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

          The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires United Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Property and Equipment

          Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended March 31, 2007 and 2006 was $62,622 and $67,496, respectively.

Property and equipment consists of the following at March 31, 2007 and 2006:

	2007	2006

Furniture and fixtures	$79,046	$78,309
Machinery and equipment	336,396	333,423
Vehicles	82,139	82,139
Leasehold improvements	26,203	26,203

	523,784	520,074

Less- Accumulated depreciation and amortization	(435,703)	(373,080)

Property and equipment, net	$88,081	$146,994

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

          As of March 31, 2007 the Company completed its annual impairment testing of goodwill. The Company estimated the fair value of its goodwill by using discounted cash flow analysis. As a result of the impairment tests, the Company did not record a goodwill impairment charge related to the Green Globe segment, during the years ended March 31, 2007 and 2006.

     Goodwill consists of the following at March 31, 2007 and 2006:

	2007	2006

Goodwill	$86,523	$86,523
Less: Impairment loss	53,320	53,320
Less: Accumulated amortization	17,704	17,704

Goodwill, net	$15,499	$15,499

Research & Development

           Our products are the result of research and development expenditures. The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred research and development costs of $232,517 and $193,032 for the fiscal years ended March 31, 2007 and 2006, respectively.

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

          At March 31, 2007, the Company has stock based compensation plans, which are described more fully in Note 10. As permitted by SFAS No.123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation arrangements with employees in accordance with provisions of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees through December 31, 2005. On January 1, 2006, the Company adopted SFAS No. 123(R) which requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. As a result of adopting SFAS 123(R), net loss for the year ended March 31, 2006 was higher by $428,798 than if the Company had not adopted SFAS 123(R). The impact on both basic and diluted loss per share for the year ended March 31, 2006 was $0.02 per share. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” until the adoption of SFAS 123(R). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock based compensation for non-employees was $113,966 and $219,998 for the years ended March 31, 2007 and 2006, respectively.

          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 up through the adoption of SFAS No. 123(R) to all stock-based compensation:

For the Year ended March 31, 2006

Net loss as reported	$(4,026,200)
Add:
Stock based compensation expenses included in reported net loss prior to adoption of SFAS No. 123(R)	516,720
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards prior to adoption of SFAS No. 123(R)	(612,071)

Pro forma	$(4,121,551)

Basic and diluted loss per common share
As reported	$(0.16)

Pro forma	$(0.16)

Recently Issued Accounting Standards

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending November 16, 2006. The Company has determined that the provisions of SAB 108 do not have a material impact on its consolidated financial position, results of operations and cash flows.

Per Share Data

           SFAS No. 128 establishes standards for computing and presenting earnings per share (“EPS”). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted loss per share for the years ended March 31, 2007 and 2006 does not include 14,517,500, and 14,950,000 stock options, warrants and convertible preferred stock since the inclusion would have been antidilutive.

Concentrations of Risk

Cash and Cash Equivalents

          The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Accounts and Notes Receivable

          The Company had three customers that accounted for 72% and 77% of the total accounts receivable at March 31, 2007 and 2006 respectively. One company accounted for 38% and 13%, the second accounted for 17% and 8%, and the last accounted for 17% and 56% at March 31, 2007 and 2006 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management’s expectations.

Significant Customers

          The Company’s revenues from major customers, as a percentage of revenues, for the years ended March 31, 2007 and 2006, are as follows:

	2007	2006

Customer A	2%	14%
Customer B	46%	0%
Customer C	8%	10%

Vendors

          The Company purchased supplies from major venders for the years ended March 31, 2007 and 2006 as follows:

	2007	2006

Vendor A	0%	13%
Vendor B	40%	20%
Vendor C	26%	13%

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, note and loan receivable, inventory, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

Reclassification

          Certain amounts from the prior year consolidated financial statement have been reclassified to conform to current year presentation with no effect to net loss.

3.	INVENTORY

          Inventory consists of the following as of March 31, 2007 and 2006:

	2007	2006

Blended chemicals	$93,814	$68,255
Raw materials	44,984	31,082

Total inventory	$138,798	$99,337

4.	DISCONTINUED OPERATIONS

          During the fiscal year ended March 31, 2007, the Company discontinued the sale of its Uniproof proofing paper as a result the graphic arts segment became discontinued operations.

          The financial position and results of operations described above are presented as assets and liabilities of discontinued operations in the consolidated balance sheets and discontinued operations in the consolidated statement of operations, respectively for all periods presented in accordance with SFAS No. 144.

          A summary of the results of discontinued operations for the fiscal year ended March 31, 2007 and 2006 is as follows:

	2007	2006

Revenues	$1,310	$106,861
Cost of goods sold	1,058	61,900

Gross profit	$252	$44,961

          A summary of assets and liabilities of discontinued operations as of March 31, 2007 and 2006 is as follows:

	2007	2006

Accounts receivable	$31	$—
Inventory	—	7,620
Note receivable	4,476	19,476

Assets of discontinued operations	$4,507	$27,096

5.	RELATED PARTY TRANSACTIONS

          The Company had an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of March 31, 2007 and 2006 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

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

          On March 24, 2004, the Company issued a secured convertible term note (the “Term Note”) in the amount of $1,750,000, which had a term of three years and accrued interest at the greater of the prime rate of interest, which was 5.75% per year at March 31, 2005 (as published in the Wall Street Journal), or 4% per year. Interest was payable monthly in arrears commencing on May 1, 2004, and on the first day of each consecutive calendar month after that date. Monthly amortization payments commenced on October 1, 2004, at the rate of $58,333.

          The holder of the Term Note had the option to convert all or a portion of the note (including principal, interest and penalties) into shares of common stock at any time, subject to specified limitations, at a fixed conversion price of $1.00 per share. The conversion price was subject to adjustment for stock splits, stock dividends and similar events. On March 18, 2005, in connection with the financing discussed in Note 8, the fixed conversion price was adjusted to $0.80. The Company’s obligations under the Term Note was secured by a first priority security interest in the Company’s assets. As of March 31, 2005, the holder of the Term Note converted $150,000 in principal into 150,000 shares of common stock. In addition, the holder of the Term Note received $12,497 of interest paid in shares of the Company’s common stock. During the fiscal year ended March 31, 2006, the holder of the Term Note converted $1,600,000 in principal and $492 of interest into 2,000,615 shares of common stock and the note is no longer outstanding.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

Sales Commission Claim

          In July 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. The plaintiffs allege that they were retained as the sales representatives of the Company and in that capacity made sales of the Company’s products to the United States government and to commercial entities. The plaintiffs further allege that we failed to pay to the plaintiffs agreed commissions at the rate of 20% of gross sales of the Company’s products made by the plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. The plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has yet been scheduled. The Company believes that we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the case. The outcome of this matter cannot be determined at this time.

          In March 2007, the Company commenced an action against Applied Force and Samuel Miller III in the Superior Court of New Jersey, Law Division - Bergen County for the recovery of two of the Company’s vehicles and certain additional claims. The defendants, Applied Force and Samuel Miller III, have filed a counterclaim for recovery of alleged storage fees in the amount of $126,784 and certain alleged service fees in the amount of $1,275. The action is currently in the discovery process. No trial date has yet been scheduled. The Company believes that we have meritorious claims and defenses to the counterclaims. The Company intends to vigorously pursue our claims and defend the counterclaims. The outcome of this matter cannot be determined at this time.

Lease Commitments

          The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2011. Certain leases contain renewal options. The following is a schedule of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2007

Year	Operating Leases

2008	$130,427
2009	132,610
2010	125,834
2011	31,200

Total minimum lease payments	$420,071

          Operating lease expense was $128,528 and $136,606 for the years ended March 31, 2007 and 2006, respectively.

8.	STOCKHOLDERS’ EQUITY

Series A and Series B Units

          On March 18, 2005, the Company entered into a securities purchase agreement (the “Agreement”) with two private investors to issue shares of the Company’s common stock and warrants. The Agreement provides for two types of units, designated as Series A and Series B.

          The Series A Units consisted of 100,000 shares of the Company’s common stock and a Series A Warrant to purchase 50,000 shares of the Company’s common stock at $1.00 per share, subject to adjustment. The Series A Warrants expire five (5) years from the date they are issued. The purchase price for each Series A Unit is $80,000. The Agreement provided for the sale of up to twenty (20) Series A Units.

          The Series B Units each consisted of ten (10) shares of a new class of preferred stock that are convertible into 80,000 shares of the Company’s common stock in the aggregate, subject to adjustment, and a Series B Warrant to purchase 40,000 shares of the Company’s common stock at $1.50 per share. The Series B Warrants expire five (5) years from the date they are issued. The purchase price for each Series B Unit is $80,000. The securities purchased agreement provides for the sale of up to forty-two (42) Series B Units.

          On March 18, 2005, the Company issued 8 Series A Units or 800,000 shares of the Company’s common stock and Series A Warrants to purchase 400,000 shares of the Company’s common stock for a purchase price of $640,000. In connection with the issuance of Series A Units, 37,500 shares of common stock were issued to the investors’ counsel as reimbursement for their expenses.

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

          On March 9, 2006, the Company entered into the Second Amendment to the Securities Purchase Agreement with the investors. Pursuant to the Second Amendment, one of the investors agreed to purchase three-tenths of one Series B unit, consisting of 3 shares of preferred stock and warrants to purchase 12,000 shares of the Company’s common stock (the “Series B Warrant”), for an aggregate purchase price of $24,000. The preferred stock pays a dividend at a rate of 6% of the stated value per annum. The dividends are cumulative, the preferred stock has no voting rights and the preferred stock is convertible into 24,000 shares of common stock. In addition, the investors have agreed to waive all existing defaults under the purchase agreement, including the Company’s failure to timely file a Certificate of Designations for the preferred stock and to timely issue common stock certificates and warrants. The Company and the investors also agreed to terminate all further obligations of the investors to purchase and the Company’s obligation to sell any remaining Series B units. The remaining Series B units would have consisted of 417 shares of preferred stock convertible into an aggregate of 3,336,000 shares of common stock at a conversion price of $1.00 and of warrants to purchase 1,668,000 shares of common stock at an exercise price of $1.00 per share. Instead thereof, the Company agreed to issue to one of the investors warrants to purchase 5,004,000 shares of the Company’s common stock at an exercise price of $1.00 (the “Series C Warrant”). These warrants have been valued at $6,810,444 and have been recorded as a charge and a credit to additional paid in capital. The Series C Warrant, as well as the preferred stock and the Series B Warrant, are subject to anti-dilution provisions in the event that the Company issues shares of common stock at a price less than the conversion price of the preferred stock or the exercise price of the warrants and contain provisions limiting the holders right to convert or exercise if doing so would cause such holder and its affiliates to beneficially own more than 9.99% of the outstanding common stock.

          For so long as the investors hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the majority holder shall have the right to designate a majority of the members of the Company’s Board of Directors in the event of any of the following, referred to as triggering events:

(i) if the Company fails to have gross revenue of at least $5,000,000 for the six months ending September 30, 2006; or

(ii) if the Company breaches any of its representations, warranties, agreements, covenants, terms or obligations under the securities purchase agreement or ancillary agreements.

          The Company failed to have gross revenues of at least $5,000,000 for the six months ended September 30, 2006 and therefore, the investors have the right to designate a majority of the members of our Board of Directors. To date, the investors have not elected to designate a majority of the members of our Board of Directors and there is no assurance that the investors will not elect to designate a majority of the members of our Board of Directors. If the investors decide to designate a majority of the members of our Board of Directors, such directors will have the authority to exercise control over matters relating to us, including without limitation, (i) discretion over our day to day affairs and our management and (ii) decisions relating or affecting our capital structure, including the issuance of additional capital stock, debt and the declaration of dividends.

Warrants

          The Company has issued warrants in conjunction with various private placements of its stock and convertible term note in exchange for sevices. All warrants are currently exercisable.

The following table sumarizes warrant information for the years ended March 31, 2007 and 2006.

	Number of Warrants	Weighted Average Exercise Price

Outstanding April 1, 2005	4,725,000	$1.66
Issued for services rendered	1,000,000	$1.67
Issued to investor-Series A	1,000,000	$1.00
Issued to investor-Series B	12,000	$1.00
Issued to investor-Series C	5,004,000	$1.00

Outstanding March 31, 2006	11,741,000	$1.32
Expired	(750,000)	$0.60

Outstanding March 31, 2007	10,991,000	$1.41

As of March 31, 2007, outstanding common stock warrants are as follows:

Number of Warrants	Exercise Price	Expiration Date

3,000,000	$2.00	May 14, 2007
100,000	$1.00	January 8, 2009
175,000	$1.50	March 24, 2009
100,000	$1.25	March 24, 2011
100,000	$1.50	March 24, 2011
100,000	$1.75	March 24, 2011
50,000	$1.00	May 17, 2009
50,000	$2.00	May 17, 2009
100,000	$1.25	February 28, 2012
100,000	$1.50	February 28, 2012
100,000	$1.75	February 28, 2012
500,000	$1.34	April 27, 2015
500,000	$2.00	April 27, 2015
6,016,000	$1.00	March 24, 2011

10,991,000	$1.41

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

          Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2007, the Company had a net operating loss carryforward for tax purposes of approximately $15,050,000, which is available to reduce its future taxable income, and expires at various dates through 2026. $106,000 is expiring in 2015, $820,000 expiring in 2016, $889,000 expiring in 2017, $736,000 expiring in 2018, $100,000 expiring in 2020, $782,000 expiring in 2021, $2,692,000 expiring in 2022, $2,404,000 expiring in 2023, $1,709,000 expiring in 2024, $2,840,000 expiring in 2025 and $1,972,000 expiring in 2026. A full valuation allowance has been established against the deferred tax assets, which are mainly related to the net loss carryforward, due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

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

          There were stock options to purchase 185,000 shares of common stock for future grant as of March 31, 2007 under the 2001 equity incentive plan.

Fair Value of Stock Options

          For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2007	2006

Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	90.58	127.05
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.17 and $1.11 for the years ended March 31, 2007 and 2006, respectively.

Summary Stock Option Activity

          The following table summarizes stock option information with respect to all stock options for the years ended March 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding March 31, 2005	2,945,000	$1.20	8.01

Exercised	(300,000)
Granted	540,000	$1.10

Options outstanding March 31, 2006	3,185,000	$1.11	8.48

Exercised	(12,500)
Granted	340,000	$1.74
Cancelled	(10,000)	$1.00

Options outstanding March 31, 2007	3,502,500	$1.17	7.16

Vested and expected to vest – end of year	3,502,500	$1.17	7.16	$—

Exercisable – end of year	3,239,865	$1.18	7.05	$—

           Options outstanding at March 31, 2007 have an exercise price ranging between $0.70 to $2.05.

          The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2007. This amount changes based upon changes in the fair market value of United Energy’s stock. As of March 31, 2007, $115,000 of the total unrecognized compensation costs related to stock options is expected to be recognized over the next year.

11.	SEGMENT REPORTING

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

Geographic Information

	2007	2006

U.S.	$682,090	$318,689

Other	129,803	66,685

Totals	$811,893	$385,374