Form 10QSB/A
period 2006-06-30
UNITED ENERGY CORP /NV/
filed 2007-08-13
CIK 1116734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A
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

(800) 327-3456 (Issuer's telephone number, including area code)

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

Explanatory Note

We are filing this Amendment No.1 on Form-10QSB/A for the quarter ended June 30, 2006 (the “First Amendment”) in response to comments received from the Securities and Exchange Commission (“SEC”). This First Amendment revises and restates our financial statements to adjust the opening balance of stockholders equity as a result of the amendment of our Form 10KSB/A for the year ended March 31, 2006. In addition, the First amendment includes updated certificates from our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO) as exhibits 31.1 and 31.2

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets June 30, 2006 (Unaudited) and March 31, 2006	3-4

	Consolidated statements of operations for the three months ended June 30, 2006 (Unaudited) and 2005 (Unaudited)	5

	Consolidated statement of stockholders' equity for the three months ended June 30, 2006 (Unaudited)	6

	Consolidated statements of cash flows for the three months ended June 30, 2006 (Unaudited) and 2005 (Unaudited)	7-8

	Notes to consolidated financial statements	9-15

Item 2.	Management's Discussion and Analysis or Plan of Operation	16-18

Item 3	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

Signatures		21

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

	June 30,	March 31,
	2006	2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,259,560	$5,194,748
Accounts receivable, net of allowance for doubtful accounts of $12,824 and $5,018, respectively	254,758	91,557
Inventory, net of allowance of $16,290 and $16,290, respectively	156,258	106,957
Note receivable, net of reserve of $10,525 and $10,525, respectively	14,476	19,476
Prepaid expenses and other current assets	67,626	84,657
Total current assets	4,752,678	5,497,395

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $388,571 and $373,080 respectively	131,503	146,994

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $127,254 and $119,794, respectively	320,112	327,572
Loans receivable	2,549	364
Deposits	1,385	1,385
Total assets	$5,223,726	$5,989,209

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

	June 30,	March 31,
	2006	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$188,273	$279,303
Accrued expenses	139,969	134,286
Due to related parties	244,141	444,141
Total current liabilities	572,383	857,730

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 shares issued and outstanding as of June 30 2006 and March 31, 2006	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 and 31,017,615 shares issued and outstanding as of June 30, 2006 and March 31, 2006	310,301	310,176
Additional paid-in capital	21,309,310	21,221,471
Accumulated deficit	(16,992,268)	(16,424,168)
Total stockholders' equity	4,651,343	5,131,479
Total liabilities and stockholders' equity	$5,223,726	$5,989,209

The accompanying notes are an integral part of these consolidated balance sheets

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	For the Three Months
	Ended June 30,
	2006	2005
	(Unaudited)

REVENUES, net	$225,067	$76,610

COST OF GOODS SOLD	102,076	61,717

Gross profit	122,991	14,893

OPERATING EXPENSES:
Selling, general and administrative	715,700	721,422
Depreciation and amortization	18,638	17,245
Total operating expenses	734,338	738,667

Loss from operations	(611,347)	(723,774)

OTHER INCOME (EXPENSE), net:
Interest income	44,548	10
Interest expense	(855)	(90,574)
Total other expense, net	43,693	(90,564)

Net loss	(567,654)	(814,338)

Preferred dividends	(446)	-

Net loss applicable to common shareholders	$(568,100)	$(814,338)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,026,956	23,529,472

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2006	31,017,615	310,176	$24,000	$21,221,471	$(16,424,168)	$5,131,479
Exercise of stock options	12,500	125	-	13,750	—	13,875
Compensation expense associated with options	—	—	-	74,089	—	74,089
Dividends accrued on preferred shares	—	—	—	—	(446)	(446)
Net loss	—	—	—	—	(567,654)	(567,654)
BALANCE, June 30, 2006	31,030,115	310,301	$24,000	$21,309,310	$(16,992,268)	$4,651,343

The accompanying notes are an integral part of these consolidated statements.

 UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(568,100)	$(814,338)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,951	92,460
Warrants granted in consideration for services	-	129,720
Compensation expense associated with options	74,089	-

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(163,201)	637,071
Increase in inventory, net	(49,301)	(3,410)
Decrease in note receivable, net	5,000	10,000
Decrease in prepaid expenses and other current assets	17,030	56,532
Decrease in accounts payable and accrued expenses	(85,346)	(117,044)

Net cash used in operating activities	(746,878)	(9,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(2,185)	137
Payments for acquisition of property and equipment	-	(9,116)
Payments for patents	-	(12,147)

Net cash used in investing activities	(2,185)	(21,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	(200,000)	(133,600)
Proceeds from the exercise of stock options	13,875	-
Proceeds from stock subscription receivable	-	13,333

Net cash used in financing activities	(186,125)	(120,267)

Net decrease in cash and cash equivalents	(935,188)	(150,402)
CASH AND CASH EQUIVALENTS, beginning of period	5,194,748	365,610

CASH AND CASH EQUIVALENTS, end of period	$4,259,560	$215,208

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$855	$705
Income taxes	$1,000	$1,006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$-	$745,800

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2006 (unaudited) and the results of its operations for the three months ended June 30, 2006 and 2005 (unaudited) and cash flows for the three months ended June 30, 2006 and 2005 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

The consolidated balance sheet as of March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A.

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

Under the provision of SFAS No. 131, the Company's activities fall within two operating segments: Graphic Arts and Specialty Chemicals. The following tables set forth the Company's industry segment information for the three months and three months ended June 30, 2006 and 2005.

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

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s total revenues and net loss by segment for the three month period ended June 30, 2005 and identifiable assets as of June 30, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$271	$76,339	$—	$76,610
Gross profit	$271	$14,622	$—	$14,893
General and administrative	34,332	466,444	220,646	721,422
Depreciation, amortization and depletion	—	14,917	2,328	17,245
Interest income	—	—	10	10
Interest expense	—	—	90,574	90,574
Net loss	$(34,061)	$(466,739)	$(313,538)	$(814,338)
Cash and cash equivalents	$—	$—	$215,208	$215,208
Accounts receivable, net	74,295	71,639	—	145,934
Inventory, net	20,025	119,345	—	139,370
Note receivable, net	18,650	—	—	18,650
Prepaid expenses	—	—	64,043	64,043
Property and equipment, net	—	132,176	26,077	158,253
Goodwill, net	—	15,499	—	15,499
Patents, net	—	301,110	—	301,110
Deferred note costs	—	—	180,514	180,514
Deposits	—	—	1,385	1,385
Total assets	$112,970	$639,769	$487,227	$1,239,966
Capital Expenditures	$—	$9,116	$—	$9,116

GEOGRAPHICAL INFORMATION	REVENUE
	2006	2005
U.S.	$225,067	$76,610
Non U.S.	—	—
Total revenue	$225,067	$76,610

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	INVENTORY

Inventory consists of the following:

	June 30,	March 31,
	2006	2006
Blended chemicals	$116,765	$68,255
Raw materials	39,493	38,702
Total inventory	$156,258	$106,957

5.	RELATED-PARTY TRANSACTIONS

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

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2006	3,185,000	$1.11	8.48
Granted	250,000	$2.05
Exercised	(12,500)
Options outstanding June 30, 2006	3,422,500	$1.17	8.36
Vested and expected to vest-end of quarter	3,185,000	$1.17	8.36	$1,046,500
Exercisable-end of quarter	2,879,340	$1.19	7.93	$837,903

Options outstanding at June 30, 2006 have an exercise price ranging between $0.70 to $2.05.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of June 30, 2006, $241,431 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

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

Item 2  Management's Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-QSB/A contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB/A and the other filings with the Securities and Exchange Commission made by us from time to time. The discussion of our liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to our operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein and those discussed under the heading “Risk Factors” in the Company’s 10-KSB/A for the fiscal year ended March 31, 2006. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report. Unless the context otherwise requires, “we”, “our”, “us”, the “Company” and similar phrases refer to United Energy Corp.

Overview

 We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products include:

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

Item 6.  Exhibits

(a)      Exhibits.

31.1	Chief Executive Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act.

31.2	Chief Financial Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act

32.1	Chief Executive Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Chief Financial Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

                 b)      Reports on Form 8-K

                           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2007	UNITED ENERGY CORP.

	By:	/s/ Brian King
Brian King,
Chief Executive Officer
(as principal executive officer)

By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)