Form 10QSB/A
period 2006-09-30
UNITED ENERGY CORP /NV/
filed 2007-08-13
CIK 1116734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

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

Explanatory Note

We are filing this Amendment No.1 on Form-10QSB/A for the quarter ended September 30, 2006 (the “First Amendment”) in response to comments received from the Securities and Exchange Commission (“SEC”). This First Amendment revises and restates our financial statements to adjust the opening balance of stockholders equity as a result of the amendment of our Form 10KSB/A for the year ended March 31, 2006. In addition, the First amendment includes updated certificates from our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO) as exhibits 31.1 and 31.2

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets September 30, 2006 (Unaudited) and March 31, 2006	3-4

	Consolidated statements of operations for the three months and six months ended September 30, 2006 (Unaudited) and 2005 (Unaudited)	5

	Consolidated statement of stockholders' equity for the six months ended September 30, 2006 (Unaudited)	6

	Consolidated statements of cash flows for the six months ended September 30, 2006 (Unaudited) and 2005 (Unaudited)	7-8

	Notes to consolidated financial statements	9-15

Item 2.	Management's Discussion and Analysis or Plan of Operation	16-20

Item 3	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 6.	Exhibits	22

Signatures		23

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

	September 30,	March 31,
	2006	2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,814,794	$5,194,748
Accounts receivable, net of allowance for doubtful accounts of $9,512 and $5,018, respectively	234,670	91,557
Inventory, net of allowance of $16,290 and $16,290, respectively	136,392	106,957
Note receivable, net of allowance for doubtful accounts of $10,525 and$10,525, respectively	9,476	19,476
Prepaid expenses and other current assets	49,368	84,657
Total current assets	4,244,700	5,497,395

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $404,204 and $373,080 respectively	117,895	146,994

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $134,705 and $119,794, respectively	312,661	327,572
Loans receivable	2,750	364
Deposits	1,385	1,385
Total assets	$4,694,890	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

	September 30,	March 31,
	2006	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$174,241	$279,303
Accrued expenses	75,441	134,286
Due to related parties	244,141	444,141
Total current liabilities	493,823	857,730

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 shares issued and outstanding as of September 30 2006 and March 31, 2006	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 and 31,017,615 shares issued and outstanding as of September 30, 2006 and March 31, 2006	310,301	310,176
Additional paid-in capital	21,411,397	21,221,471
Accumulated deficit	(17,544,631)	(16,424,168)
Total stockholders' equity	4,201,067	5,131,479
Total liabilities and stockholders' equity	$4,694,890	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$299,285	$88,465	$524,352	$165,075

COST OF GOODS SOLD	107,181	75,082	209,257	136,799

Gross profit	192,104	13,383	315,095	28,276

OPERATING EXPENSES:
Selling, general and administrative	773,913	1,071,941	1,489,613	1,793,363
Depreciation and amortization	18,770	17,415	37,408	34,660
Total operating expenses	792,683	1,089,356	1,527,021	1,828,023

Loss from operations	(600,579)	(1,075,973)	(1,211,926)	(1,799,747)

OTHER INCOME (EXPENSE), net:
Interest income	48,950	13	93,498	23
Interest expense	(374)	(485,594)	(1,229)	(576,168)
Total other income (expense), net	48,576	(485,581)	92,269	(576,145)

Net loss	(552,003)	(1,561,554)	(1,119,657)	(2,375,892)

Preferred dividends	(360)	-	(806)	-

Net loss applicable to common shareholders	$(552,363)	$(1,561,554)	$(1,120,463)	$(2,375,892)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.06)	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,030,115	25,047,652	31,028,544	24,292,710

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2006	31,017,615	310,176	$24,000	$21,221,471	$(16,424,168)	$5,131,479
Exercise of stock options	12,500	125	—	13,750	—	13,875
Compensation expense associated with options	—	—	—	176,176	—	176,176
Dividends paid and accrued on preferred shares	—	—	—	—	(806)	(806)
Net loss	—	—	—	—	(1,119,657)	(1,119,657)
BALANCE, September 30, 2006	31,030,115	310,301	$24,000	$21,411,397	$(17,544,631)	$4,201,067

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,120,463)	$(2,375,892)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46,035	597,340
Warrants granted in consideration for services	-	129,720
Stock granted in consideration for interest expense	-	492
Compensation expense associated with options	176,176	387,000

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(143,113)	715,464
Increase in inventory, net	(29,435)	(60,176)
Decrease in note receivable, net	10,000	15,000
Decrease in prepaid expenses and other current assets	35,289	67,068
(Decrease) increase in accounts payable and accrued Expenses	(163,907)	71,506
Increase in employee loans	(2,386)	(163)

Net cash used in operating activities	(1,191,804)	(452,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment	(2,025)	(9,116)
Payments for patents	-	(23,676)

Cash used in investing activities	(2,025)	(32,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	-	200,000
Payments of related party payable	(200,000)	(133,600)
Proceeds from the exercise of stock options	13,875	172,500
Proceeds from the issuance of common stock	-	80,000
Proceeds from stock subscription receivable	-	13,333

Net cash (used in) provided by financing activities	(186,125)	332,233

Net decrease in cash and cash equivalents	(1,379,954)	(153,200)

CASH AND CASH EQUIVALENTS, beginning of period	5,194,748	365,610

CASH AND CASH EQUIVALENTS, end of period	$3,814,794	$212,410

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$1,229	$1,070
Income taxes	$1,000	$1,434

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$-	$1,600,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2006 (unaudited) and the results of its operations for the three months and six months ended September 30, 2006 and 2005 (unaudited) and cash flows for the six months ended September 30, 2006 and 2005 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and six months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

The consolidated balance sheet as of March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2006.

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

The Company's total revenues and net loss by segment for the six month period ended September 30, 2006, are as follows:

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

The Company's total revenues and net loss by segment for the six month period ended September 30, 2005, are as follows:

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

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2006	3,185,000	$1.11	8.48
Granted	300,000	$1.84
Exercised	(12,500)
Options outstanding September 30, 2006	3,472,500	$1.17	7.61
Vested and expected to vest–end of quarter	3,472,500	$1.17	7.61	$—
Exercisable-end of quarter	3,064,077	$1.19	7.47	$—

Options outstanding at September 30, 2006 have an exercise price ranging from $0.70 to $2.05.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of September 30, 2006, $184,941 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

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

PART II

OTHER INFORMATION

Item 6.  Exhibits

(a)       Exhibits.

31.1	Chief Executive Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act.
31.2	Chief Financial Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act.
32.1	Chief Executive Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Chief Executive Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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