Form 10QSB/A
period 2006-12-31
UNITED ENERGY CORP /NV/
filed 2007-08-13
CIK 1116734

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

As of the close of business on February 14, 2007, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Explanatory Note

We are filing this Amendment No.1 on Form-10QSB/A for the quarter ended December 31, 2006 (the “First Amendment”) in response to comments received from the Securities and Exchange Commission (“SEC”). This First Amendment revises and restates our financial statements to adjust the opening balance of stockholders equity as a result of the amendment of our Form 10KSB/A for the year ended March 31, 2006. In addition, the First amendment includes updated certificates from our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO) as exhibits 31.1 and 31.2

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets December 31, 2006 (Unaudited) and March 31, 2006	3-4

	Consolidated statements of operations for the three months and nine months ended December 31, 2006 (Unaudited) and 2005 (Unaudited)	5

	Consolidated statement of stockholders' equity for the nine months ended December 31, 2006 (Unaudited)	6

	Consolidated statements of cash flows for the nine months ended December 31, 2006 (Unaudited) and 2005 (Unaudited)	7-8

	Notes to consolidated financial statements	9-15

Item 2.	Management's Discussion and Analysis or Plan of Operation	16-20

Item 3	Controls and Procedures	21

Item 5	Other information	21

PART II. OTHER INFORMATION

Item 6.	Exhibits	23

Signatures		24

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND MARCH 31, 2006

	December 31,	March 31,
	2006	2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,413,145	$5,194,748
Accounts receivable, net of allowance for doubtful accounts of $2,509 and $5,018, respectively	88,061	91,557
Inventory, net of allowance of $16,290 and $16,290, respectively	115,023	106,957
Note receivable, net of allowance for doubtful accounts of $10,525 and$10,525, respectively	4,476	19,476
Prepaid expenses and other current assets	88,473	84,657
Total current assets	3,709,178	5,497,395

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $419,951 and $373,080 respectively	103,833	146,994

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $142,744 and $119,794, respectively	344,853	327,572
Loans receivable	2,704	364
Deposits	1,385	1,385
Total assets	$4,177,452	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND MARCH 31, 2006

	December 31,	March 31,
	2006	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$235,290	$279,303
Accrued expenses	87,915	134,286
Due to related parties	244,141	444,141
Total current liabilities	567,346	857,730

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 shares issued and outstanding as of December 31 2006 and March 31, 2006	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 and 31,017,615 shares issued and outstanding as of December 31, 2006 and March 31, 2006	310,301	310,176
Additional paid-in capital	21,471,191	21,221,471
Accumulated deficit	(18,195,386)	(16,424,168)
Total stockholders' equity	3,610,106	5,131,479
Total liabilities and stockholders' equity	$4,177,452	$5,989,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$113,459	$225,220	$637,811	$390,295

COST OF GOODS SOLD	67,863	113,705	277,120	250,504

Gross profit	45,596	111,515	360,691	139,791

OPERATING EXPENSES:
Selling, general and administrative	716,979	615,999	2,206,592	2,409,362
Depreciation and amortization	19,473	17,326	56,881	51,986
Total operating expenses	736,452	633,325	2,263,473	2,461,348

Loss from operations	(690,856)	(521,810)	(1,902,782)	(2,321,557)

OTHER INCOME (EXPENSE), net:
Interest income	41,157	9	134,655	32
Interest expense	(696)	(726)	(1,925)	(576,894)
Total other income (expense), net	40,461	(717)	132,730	(576,862)

Net loss	(650,395)	(522,527)	(1,770,052)	(2,898,419)

Preferred dividends	(360)	-	(1,166)	-

Net loss applicable to common shareholders	$(650,755)	$(522,527)	$(1,771,218)	$(2,898,419)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,030,115	25,782,241	31,029,070	24,791,025

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2006	31,017,615	310,176	$24,000	$21,221,471	$(16,424,168)	$5,131,479
Exercise of stock options	12,500	125	-	13,750	—	13,875
Compensation expense associated with options	—	—	-	235,970	—	235,970
Dividends paid and accrued on preferred shares	—	—	—	—	(1,166)	(1,166)
Net loss	—	—	—	—	(1,770,052)	(1,770,052)
BALANCE, December 31, 2006	31,030,115	310,301	$24,000	$21,471,191	$(18,195,386)	$3,610,106

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005

	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,770,052)	$(2,898,419)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	69,821	620,508
Warrants granted in consideration for services	-	129,720
Stock granted in consideration for interest expense	-	492
Compensation expense associated with options	235,970	387,000

Changes in operating assets and liabilities
Decrease in accounts receivable, net	3,496	663,758
(Increase) decrease in inventory, net	(8,066)	201
Decrease in note receivable, net	15,000	11,150
(Increase) decrease in prepaid expenses and other current assets	(3,816)	70,289
Decrease in accounts payable and accrued expenses	(90,384)	(14,807)
Increase in employee loans	(2,340)	(22)

Net cash used in operating activities	(1,550,371)	(1,030,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment	(3,710)	(30,709)
Payments for patents	(40,231)	(25,846)

Cash used in investing activities	(43,941)	(56,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	-	200,000
Payments of related party payable	(200,000)	(133,600)
Proceeds from the exercise of stock options	13,875	345,000
Proceeds from the issuance of common stock	-	380,000
Proceeds from stock subscription receivable	-	13,333
Preferred stock dividend	(1,166)	-

Net cash (used in) provided by financing activities	(187,291)	804,733

Net decrease in cash and cash equivalents	(1,781,603)	(281,952)
CASH AND CASH EQUIVALENTS, beginning of period	5,194,748	365,610

CASH AND CASH EQUIVALENTS, end of period	$3,413,145	$83,658

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

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2006 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2006 and 2005 (unaudited) and cash flows for the nine months ended December 31, 2006 and 2005 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and nine months ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

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

The Company’s total revenues and net income (loss) by segment for the three month period ended December 31, 2006 and identifiable assets as of December 31, 2006 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$616	$112,843	$—	$113,459
Gross profit	$35	$45,561	$—	$45,596
Selling, general and administrative	—	303,389	413,590	716,979
Depreciation and amortization	—	17,824	1,649	19,473
Interest income	—	—	41,157	41,157
Interest expense	—	—	696	696
Net income (loss)	$35	$(275,652)	$(374,778)	$(650,395)
Cash and cash equivalents	$—	$—	$3,413,145	$3,413,145
Accounts receivable, net	118	87,943	—	88,061
Inventory, net	7,545	107,478	—	115,023
Note receivable, net	4,476	—	—	4,476
Prepaid expenses	—	34,505	53,968	88,473
Property and equipment, net	—	71,336	32,497	103,833
Goodwill, net	—	15,499	—	15,499
Patents, net	—	344,853	—	344,853
Loan receivable, net	—	—	2,704	2,704
Deposits	—	—	1,385	1,385
Total assets	$12,139	$661,614	$3,503,699	$4,177,452
Capital Expenditures (9 months)	$—	$3,710	$—	$3,710

The Company's total revenues and net loss by segment for the nine month period ended December 31, 2006, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$1,127	$636,684	$—	$637,811
Gross profit	$68	$360,623	$—	$360,691
Selling, general and administrative	15,968	1,039,898	1,150,726	2,206,592
Depreciation and amortization	—	51,930	4,951	56,881
Interest income	—	—	134,655	134,655
Interest expense	—	—	1,925	1,925
Net loss	$(15,900)	$(731,205)	$(1,022,947)	$(1,770,052)

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s total revenues and net loss by segment for the three month period ended December 31, 2005 and identifiable assets as of December 31, 2005 are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$106,259	$118,961	$—	$225,220
Gross profit	$44,747	$66,768	$—	$111,515
Selling, general and administrative	60,251	254,696	301,052	615,999
Depreciation and amortization	—	15,756	1,570	17,326
Interest income	—	—	9	9
Interest expense	—	—	726	726
Net loss	$(15,504)	$(203,684)	$(303,339)	$(522,527)
Cash and cash equivalents	$—	$—	$83,658	$83,658
Accounts receivable, net	46,019	73,227	—	119,246
Inventory, net	7,737	128,022	—	135,759
Note receivable, net	17,500	—	—	17,500
Prepaid expenses	—	—	50,285	50,285
Property and equipment, net	—	111,705	35,355	147,060
Goodwill, net	—	15,499	—	15,499
Patents, net	—	301,168	—	301,168
Loan receivable, net	—	—	159	159
Deposits	—	—	1,385	1,385
Total assets	$71,256	$629,621	$170,842	$871,719
Capital Expenditures (9 months)	$—	$17,529	$13,180	$30,709

The Company's total revenues and net loss by segment for the nine month period ended December 31, 2005, are as follows:

	Graphic Arts	Specialty Chemicals	Corporate	Total
Revenues	$106,741	$283,554	$—	$390,295
Gross profit	$44,959	$94,832	$—	$139,791
Selling, general and administrative	138,777	1,446,679	823,906	2,409,362
Depreciation and amortization	—	45,756	6,230	51,986
Interest income	—	—	32	32
Interest expense	—	—	576,894	576,894
Net loss	$(93,818)	$(1,397,603)	$(1,406,998)	$(2,898,419)

GEOGRAPHICAL INFORMATION	REVENUE
	2006	2005
U.S.	$508,008	$321,863
Non U.S.	129,803	68,432
Total revenue	$637,811	$390,295

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	INVENTORY

Inventory consists of the following:

	Dec. 31,	March 31,
	2006	2006

Blended chemicals	$62,965	$68,255
Raw materials	52,058	38,702
Total inventory	$115,023	$106,957

5.	RELATED-PARTY TRANSACTIONS

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

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2006	3,185,000	$1.11	8.48
Granted	300,000	$1.84
Cancelled	(10,000)
Exercised	(12,500)
Options outstanding December 31, 2006	3,462,500	$1.17	7.38
Vested and expected to vest-end of quarter	3,462,500	$1.17	7.38	$—
Exercisable-end of quarter	3,139,027	$1.18	7.24	$—

Options outstanding at December 31, 2006 have an exercise price ranging from $0.70 to $2.05.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2006. This amount changes based upon changes in the fair market value of United Energy’s stock. As of December 31, 2006, $148,498 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

The following table illustrates the effect on net loss and earnings per share for the three months and nine months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three months Ended December 31, 2005	For the Nine months Ended December 31, 2005

Net loss as reported	$(522,527)	$(2,898,419)

Add:
Stock based employee compensation expense Included in reported net loss	—	387,000
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	(45,954)	(343,691)

Pro forma loss	$(568,481)	$(2,855,110)

Basic and diluted loss per common share
As reported	$(0.02)	$(0.12)
Pro forma	$(0.02)	$(0.12)

7.	COMMITMENTS AND CONTINGENCIES

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

Item 5           Other Information.

On March 18, 2005, we entered into a securities purchase agreement with two private investors (the "Purchasers") with the respect to the sale of shares of our common stock and warrants. The agreement provides for two types of units, designated as Series A and Series B. On January 26, 2006, the Company entered into the first amendment to the securities purchase agreement dated March 18, 2005 (the “First Amendment”). The First Amendment amended, among other provisions, the expiration date of the securities purchase agreement to the earlier of March 18, 2008 or thirty (30) days after notice of termination from the holder of a majority of the shares issued under the agreement; and, that for so long as the purchasers hold 1,500,000 shares of common stock equivalents (meaning shares of common stock and other securities convertible to or exercisable for common stock), the Majority Holder, Shereigh Associates Inc Profit Sharing Plan (“Sherleigh”) shall have the right to designate a majority of the members of our Board of Directors in the event of any of the following, referred to as triggering events:

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