Form 10QSB
period 2007-06-30
UNITED ENERGY CORP /NV/
filed 2007-08-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☑

As of the close of business on August 14, 2007, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets June 30, 2007 (Unaudited) and March 31, 2007	3-4

	Consolidated statements of operations for the three months ended June 30, 2007 (Unaudited) and 2006 (Unaudited)	5

	Consolidated statement of stockholders' equity for the three months ended June 30, 2007 (Unaudited)	6

	Consolidated statements of cash flows for the three months ended June 30, 2007 (Unaudited) and 2006 (Unaudited)	7-8

	Notes to consolidated financial statements	9-13

Item 2.	Management's Discussion and Analysis or Plan of Operation	14-16

Item 3	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,301,503	$2,863,906
Accounts receivable, net of allowance for doubtful
accounts of $9,518 and $5,879, respectively	262,586	64,466
Inventory	144,151	138,798
Prepaid expenses and other current assets	119,651	128,216
Assets of discontinued operations	4,476	4,507
Total current assets	2,832,367	3,199,893

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization of $449,859 and
$435,703 respectively	78,821	88,081

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $159,391
and $150,861, respectively	353,983	345,889
Loans receivable	6,585	1,864
Deposits	1,385	1,385
Total assets	$3,288,640	$3,652,611

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$208,985	$133,135
Accrued expenses	89,549	99,226
Due to related parties	244,141	244,141
Total current liabilities	542,675	476,502

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock: $8,000
stated value, 420 shares authorized; 3
shares issued and outstanding as of
June 30 2007 and March 31, 2007	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,030,115 shares issued and
outstanding as of June 30, 2007
and March 31, 2007	310,301	310,301
Additional paid-in capital	21,598,150	21,540,041
Accumulated deficit	(19,186,486)	(18,698,233)
Total stockholders' equity	2,745,965	3,176,109
Total liabilities and stockholders' equity	$3,288,640	$3,652,611

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three Months
	Ended June 30,
	2007	2006
	(Unaudited)

REVENUES, net	$276,240	$224,827

COST OF GOODS SOLD	117,490	101,860

Gross profit	158,750	122,967

OPERATING EXPENSES:
Selling, general and administrative	656,035	699,732
Depreciation and amortization	18,600	18,638
Total operating expenses	674,635	718,370

Loss from operations	(515,885)	(595,403)

OTHER INCOME (EXPENSE), net:
Interest income	28,876	44,548
Interest expense	(884)	(855)
Total other expense, net	27,992	43,693

Net loss from continuing operations	(487,893)	(551,710)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(15,944)

Net loss	(487,893)	(567,654)

Preferred dividends	(360)	(446)

Net loss applicable to common shareholders	$(488,253)	$(568,100)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continued operations	(0.02)	(0.02)
Loss from discontinued operations	0.00	0.00
Total basic and diluted loss per share	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES,
OUTSTANDING, basic and diluted	31,030,115	31,026,956

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2007	31,030,115	$310,301	$24,000	$21,540,041	$(18,698,233)	$3,176,109
Compensation expense associated
with options	—	—	—	58,109	—	58,109
Dividends accrued on
preferred shares	—	—	—	—	(360)	(360)
Net loss	—	—	—	—	(487,893)	(487,893)
BALANCE, June 30, 2007	31,030,115	$310,301	$24,000	$21,598,150	$(19,186,486)	$2,745,965

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(487,893)	$(551,710)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,686	22,951
Compensation expense associated with options	58,109	74,089

Changes in operating assets and liabilities
Increase in accounts receivable, net	(198,120)	(163,201)
Increase in inventory, net	(5,353)	(49,301)
Decrease in prepaid expenses and
other current assets	8,565	17,030
Increase (decrease) in accounts payable and
accrued expenses	66,173	(85,346)
Net cash used in continuing operations	(535,833)	(735,488)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net loss from discontinuing operations	-	(15,944)
Decrease in accounts receivable, net	31	-
Decrease in note receivable, net	-	5,000
Net cash provided by (used in) discontinuing operations	31	(10,944)
Net cash used in operating activities	(535,802)	(746,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(4,721)	(2,185)
Payments for acquisition of property and equipment	(4,896)	-
Payments for patents	(16,624)	-

Cash used in investing activities	(26,241)	(2,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	-	(200,000)
Proceeds from the exercise of stock options	-	13,875
Preferred stock dividend	(360)	(446)

Net cash used in financing activities	(360)	(186,571)

Net decrease in cash and cash equivalents	(562,403)	(935,188)
CASH AND CASH EQUIVALENTS, beginning of period	2,863,906	5,194,748

CASH AND CASH EQUIVALENTS, end of period	$2,301,503	$4,259,560

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$844	$855
Income taxes	$2,150	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2007 (unaudited) and the results of its operations for the three months ended June 30, 2007 and 2006 (unaudited) and cash flows for the three months ended June 30, 2007 and 2006 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

The consolidated balance sheet as of March 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

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

3. DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2007, the Company discontinued the sale of its Uniproof proofing paper as a result the graphic arts segment became discontinued operations.

The financial position and results of operations described above are presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented in accordance with SFAS No. 144.

A summary of discontinued operations for the three months ended June 30, 2007 and 2006 is as follows:

	2007	2006

Revenues	$-	$240
Cost of goods sold	-	216
Gross profit	-	24
Operating expenses
Selling, general and administrative	-	15,968
Loss from discontinued operations	$-	$(15,944)

A summary of assets and liabilities of discontinued operations as of June 30, 2007 and March 31, 2007 is as follows:

	June 30,	March 31,
	2007	2007

Accounts receivable	$-	$31
Note receivable	4,476	4,476
Assets of discontinued operations	$4,476	$4,507

4. INVENTORY

	June 30,	March 31,
	2007	2007

Blended chemicals	$95,695	$93,814
Raw materials	48,456	44,984
Total inventory	$144,151	$138,798

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a shareholder and former director of the Company. Amount due to the related party as of June 30, 2007 and 2006 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, a major shareholder and director of the Company, owned the property through June 2007 from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $115,200 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

During April 2007, the Company entered into an employment agreement with the Chairman of the Board, Ron Wilen. See note 6 for additional information.

During August 2005, Ron Wilen and the Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans were both unsecured, non-interest bearing and due upon demand. These loans were repaid in April 2006.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2007	2006
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	88.5	125.8
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.16 for the three months ended June 30, 2007.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2007	3,502,500	$1.17	7.16
Granted	250,000	$1.00
Exercised	—
Options outstanding June 30, 2007	3,752,500	$1.16	6.75
Vested and expected to vest-end of quarter	3,752,500	$1.16	6.75	$	$—
Exercisable-end of quarter	3,319,439	$1.17	6.81	$	$—

During the quarter ended June 30, 2007, pursuant to the terms of an employment agreement with Ronald Wilen, Chairman of the Board, Secretary, and Executive Vice President of Research and Development dated April 17, 2007, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement shall be the fair market value of the common stock underlying such option on the date such option was granted. The initial grant of 50,000 stock options will be granted out of the 2001 Equity Incentive Plan at the one year anniversary. In addition, the stock option to purchase 135,000 shares has been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan. After the reservation described in the immediately preceding sentence, no shares remain available for grant out of the 2001 Equity Incentive Plan. Thus, the remaining stock options to purchase 65,000 shares granted to Mr. Wilen will be non-qualified stock options, unless the Company amends the 2001 Equity Incentive Plan in order to increase the number of shares that may be granted pursuant to such plan or adopts a new stock option plan.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Options outstanding at June 30, 2007 have an exercise price ranging between $0.70 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2007. This amount changes based upon changes in the fair market value of United Energy’s stock. As of June 30, 2007, $245,133 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

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

In March 2007, the Company commenced an action against Applied Force and Samuel Miller III in the Superior Court of New Jersey, Law Division - Bergen County for the recovery of two of the Company’s vehicles and certain additional claims. The defendants, Applied Force and Samuel Miller III, have filed a counterclaim for recovery of alleged storage fees in the amount of $126,784 and certain alleged service fees in the amount of $1,275. The action is currently in the discovery process. A non binding mediation has been scheduled to take place in August 2007. No trial date has yet been scheduled. The Company believes that we have meritorious claims and defenses to the counterclaims. The Company intends to vigorously pursue our claims and defend the counterclaims. The outcome of this matter cannot be determined at this time.

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

           We have developed a system referred to as our “S2 system,” to work with our environmentally friendly paraffin dispersants products. This technology produces high volumes of steam and heat at variable pressures and temperatures to completely dissolve most deposits of paraffin and asphaltene within oil wells, pipelines or storage tanks. The S2 system apparatus is portable, compact and easy to use. We are further developing the process to enhance and support sales of K-Line of Chemical Products for the oil industry and for other potential applications. Our patent on the S2 system expired in January 2007; however, we have filed a patent application with respect to certain improvements, modifications and enhancements to the S2 system.

A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our K-Line of Chemical Products to the worldwide marketplace for refinery, tank and pipeline cleaning services. We have recently entered into an amended and restated non-exclusive distribution agreement with Champion Technologies Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. The agreement is for a term of three (3) years and grants Champion Technologies Inc. certain rights to blend, dilute and utilize our products to manufacture and sell different products. We have also recently entered into a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of patented specialty chemical solutions. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies however, there can be no assurance that any of these arrangements will be entered into or, if entered into, (as well as the agreements with Champion Technologies and Petrobras America Inc.) will be successful.

We provide our K-Line of Chemical Products and our Green Globe products to our customers and generated revenues of $276,240 for the quarterly period ended June 30, 2007 and $224,827 for the quarterly period ended June 30, 2006.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues. Revenues for the three months ended June 30, 2007 were $276,240, a $51,413, or 23% increase from revenues of $224,827 in the comparable three months of 2006. Revenues from our Green Globe/Qualchem military sales increased by $110,305 to $135,910 or 431% compared to $25,605 in the comparable three months ended June 30, 2006, offset by a decrease of $58,892 to $140,330 or 30% compared to $199,222 in the comparable three months ended June 30, 2006 in sales of our K-Line of Chemical Products

Cost of Goods Sold. Cost of goods sold increased $15,630, or 15% to $117,490 or 43% of sales, for the three months ended June 30, 2007 from $101,860, or 45% of sales for the three months ended June 30, 2006. The increase in cost of goods sold (which accounted for a lower percentage of revenues) was due to the higher sales level in the period compared to the comparable period in 2006. Cost of goods sold from our Green Globe/Qualchem military sales increased by $43,616 to $62,586 or 230% compared to $18,970 in the comparable three months ended June 30, 2006, offset by a decrease of $27,986 to $54,904 or 34% compared to $82,890 in the comparable three months ended June 30, 2006 in cost of goods sold of our K-Line of Chemical Products.

Gross Profit. Gross profit for the three months ended June 30, 2007, increased by $35,783, or 29% to $158,750 or 57% of sales compared with $122,967 or 55% of sales in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales.

Operating Costs and Expenses

General and Administrative Expenses. General and administrative expenses decreased $43,697 to $656,035 or 237% of sales for the three months ended June 30, 2007 compared with $699,732 or 311% of sales for the three months ended June 30, 2006. The decrease in general and administrative expenses is primarily related to a decrease in professional fees and lower travel and entertainment expenses partially offset by higher salaries due to the addition of employees offset by a reduction in option costs charged for employees.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the three months ended June 30, 2007 as compared to June 30, 2006.

Interest Income. The Company had interest income of $28,876 for the three months ended June 30, 2007 compared with $44,548 in the corresponding period in 2006. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the three months ended June 30, 2007 as compared to June 30, 2006.

Net Loss. The three months ended June 30, 2007 resulted in a net loss of $487,893 or $0.02 per share as compared to a net loss of $567,654 or $0.02 per share for the three months ended June 30, 2006. The average number of shares of common stock used in calculating earnings per share increased 3,159 shares to 31,030,115 as a result of 12,500 shares issued in connection with the exercise of stock options.

Liquidity and Capital Resources

As of June 30, 2007, the Company had $2,301,503 in cash and cash equivalents, as compared to $2,863,906 at March 31, 2007.

The $562,403 decrease in cash and cash equivalents was due to net cash used in continuing operations of $535,833, net cash used in investing activities of $26,241 and net cash used in financing activities of $360. Cash used in investing activities consisted of employee loans of $4,721, fixed asset purchases of $4,896 and patent purchases of $16,624. Cash used in financing activities consisted of preferred stock dividends of $360.

As of June 30, 2007 the Company had no backlog. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Concentration of Risk

Sales to two of our customers, accounted for approximately 75% and 57% of our sales for the three months ending June 30, 2007 and 2006.

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

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes from the information presented in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007, with respect to the Company’s quantitative and qualitative disclosures about market risks.

Item 3.  Controls and Procedures.

        Evaluation of the Company's Disclosure Controls

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of the fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth in Part I of this Quarterly Report, specifically, “Item 1. UNITED ENERGY CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited), 7. COMMITMENTS AND CONTINGENCIES,” is hereby incorporated by reference into this Part II, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.  Other Information

On April 17, 2007, the Company and Ronald Wilen entered into an employment agreement whereby Mr. Wilen would serve as the Chairman of the Board, Secretary, and Executive Vice President of Research and Development of the Company. Pursuant to the employment agreement, Mr. Wilen shall receive an annual salary of $200,000 per year with an annual increase of two and one-half percent (2%).

Furthermore, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement shall be the fair market value of the common stock underlying such option on the date such option was granted.

The employment agreement will terminate on April 16, 2012 unless either party elects in writing not to renew such agreement prior to the termination date.

Item 6.  Exhibits

(a) Exhibits.

10.34	Employment Agreement with Ronald Wilen dated April 17, 2007.

31.1	Chief Executive Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act.

31.2	Chief Financial Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act

32.1	Chief Executive Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Chief Financial Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

b) Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	UNITED ENERGY CORP.

	By:	/s/ Brian King
Brian King,
Chief Executive Officer
(as principal executive officer)

By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)