Form 10QSB
period 2007-09-30
UNITED ENERGY CORP /NV/
filed 2007-11-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of the close of business on November 14, 2007, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets September 30, 2007 (Unaudited) and March 31, 2007	3-4

	Consolidated statements of operations for the three months and six months ended September 30, 2007 (Unaudited) and 2006 (Unaudited)	5

	Consolidated statement of stockholders' equity for the six months ended September 30, 2007 (Unaudited)	6

	Consolidated statements of cash flows for the six months ended September 30, 2007 (Unaudited) and 2006 (Unaudited)	7-8

	Notes to consolidated financial statements	9-13

Item 2.	Management's Discussion and Analysis or Plan of Operation	14-17

Item 3	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,870,006	$2,863,906
Accounts receivable, net of allowance for doubtful
accounts of $11,636 and $5,879, respectively	87,236	64,466
Inventory	198,210	138,798
Prepaid expenses and other current assets	113,406	128,216
Assets of discontinued operations	-	4,507
Total current assets	2,268,858	3,199,893

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization of $425,582 and
$435,703 respectively	59,661	88,081

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $168,245
and $150,861, respectively	367,431	345,889
Loans receivable	6,241	1,864
Deposits	1,385	1,385
Total assets	$2,719,075	$3,652,611

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$178,820	$133,135
Accrued expenses	69,819	99,226
Due to related parties	244,141	244,141
Total current liabilities	492,780	476,502

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock: $8,000
stated value, 420 shares authorized; 3
shares issued and outstanding as of
September 30 2007 and March 31, 2007	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,030,115 shares issued and
outstanding as of September 30, 2007
and March 31, 2007	310,301	310,301
Additional paid-in capital	21,656,257	21,540,041
Accumulated deficit	(19,764,263)	(18,698,233)
Total stockholders' equity	2,226,295	3,176,109
Total liabilities and stockholders' equity	$2,719,075	$3,652,611

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$113,777	$299,014	$390,017	$523,841

COST OF GOODS SOLD	71,608	106,919	189,098	208,779

Gross profit	42,169	192,095	200,919	315,062

OPERATING EXPENSES:
Selling, general and administrative	622,992	773,913	1,279,027	1,473,645
Depreciation and amortization	18,922	18,770	37,522	37,408
Total operating expenses	641,914	792,683	1,316,549	1,511,053

Loss from operations	(599,745)	(600,588)	(1,115,630)	(1,195,991)

OTHER INCOME (EXPENSE), net:
Interest income	22,765	48,950	51,641	93,498
Interest expense	(437)	(374)	(1,321)	(1,229)
Total other expense, net	22,328	48,576	50,320	92,269

Net loss from continuing operations	(577,417)	(552,012)	(1,065,310)	(1,103,722)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	9	-	(15,935)

Net loss	(577,417)	(552,003)	(1,065,310)	(1,119,657)

Preferred dividends	(360)	(360)	(720)	(806)

Net loss applicable to common shareholders	$(577,777)	$(552,363)	$(1,066,030)	$(1,120,463)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	(0.02)	(0.02)	(0.03)	(0.04)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Total basic and diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES,
OUTSTANDING, basic and diluted	31,030,115	31,030,115	31,030,115	31,028,544

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2007	31,030,115	$310,301	$24,000	$21,540,041	$(18,698,233)	$3,176,109
Compensation expense associated
with options	—	—	-	116,216	—	116,216
Dividends accrued on
preferred shares	—	—	—	—	(720)	(720)
Net loss	—	—	—	—	(1,065,310)	(1,065,310)
BALANCE, September 30, 2007	31,030,115	$310,301	$24,000	$21,656,257	$(19,764,263)	$2,226,295

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,065,310)	$(1,103,722)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,697	46,035
Compensation expense associated with options	116,216	176,176
Asset transferred in legal settlement	5,003	-

Changes in operating assets and liabilities
Increase in accounts receivable, net	(22,770)	(143,113)
Increase in inventory	(59,412)	(29,435)
Decrease in prepaid expenses and
other current assets	14,810	35,289
Increase (decrease) in accounts payable and
accrued expenses	16,278	(163,907)
Net cash used in continuing operations	(949,488)	(1,182,677)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net loss from discontinuing operations	-	(15,935)
Decrease in accounts receivable, net	31	-
Decrease in note receivable, net	4,476	10,000
Net cash provided by (used in) discontinuing operations	4,507	(5,935)
Net cash used in operating activities	(944,981)	(1,188,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(4,377)	(2,386)
Payments for acquisition of property and equipment	(4,896)	(2,025)
Payments for patents	(38,926)	-

Cash used in investing activities	(48,199)	(4,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	-	(200,000)
Proceeds from the exercise of stock options	-	13,875
Preferred stock dividend	(720)	(806)

Net cash used in financing activities	(720)	(186,931)

Net decrease in cash and cash equivalents	(993,900)	(1,379,954)
CASH AND CASH EQUIVALENTS, beginning of period	2,863,906	5,194,748

CASH AND CASH EQUIVALENTS, end of period	$1,870,006	$3,814,794

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$1,321	$1,229
Income taxes	$2,150	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2007 (unaudited) and the results of its operations for the three months and six months ended September 30, 2007 and 2006 (unaudited) and cash flows for the three months and six months ended September 30, 2007 and 2006 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and six months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

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

A summary of discontinued operations for the six months ended September 30, 2007 and 2006 is as follows:

	2007	2006
Revenues	$-	$511
Cost of goods sold	-	478
Gross profit	-	33
Operating expenses	-
Selling, general and administrative	-	15,968
Loss from discontinued operations	$-	$(15,935)

A summary of assets and liabilities of discontinued operations as of September 30, 2007 and March 31, 2007 is as follows:

	September 30,	March 31,
	2007	2007
Accounts receivable	$-	$31
Notes receivable	-	4,476
Assets of discontinued operations	$-	$4,507

4. INVENTORY

Inventory consists of the following:

	September 30,	March 31,
	2007	2007
Blended chemicals	$143,109	$93,814
Raw materials	55,101	44,984
Total inventory	$198,210	$138,798

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a shareholder and former director of the Company. Amount due to the related party as of September 30, 2007 and 2006 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, a major shareholder and director of the Company, owned the property through September 2007 from which the Company leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $115,200 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2007	2006
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	84.4	102.5
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.16 for the six months ended September 30, 2007.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the six months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2007	3,502,500	$1.17	7.16
Granted	250,000	$1.00
Exercised	—
Options outstanding September 30, 2007	3,752,500	$1.16	6.49
Vested and expected to vest-end of quarter	3,752,500	$1.16	6.49	$—
Exercisable-end of quarter	3,399,015	$1.17	6.57	$—

During the six months ended September 30, 2007, pursuant to the terms of an employment agreement with Ronald Wilen, Chairman of the Board, Secretary, and Executive Vice President of Research and Development dated April 17, 2007, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement shall be the fair market value of the common stock underlying such option on the date such option was granted. The initial grant of 50,000 stock options will be granted out of the 2001 Equity Incentive Plan at the one year anniversary. In addition, the stock option to purchase 135,000 shares has been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan. After the reservation described in the immediately preceding sentence, no shares remain available for grant out of the 2001 Equity Incentive Plan. Thus, the remaining stock options to purchase 65,000 shares granted to Mr. Wilen will be non-qualified stock options, unless the Company amends the 2001 Equity Incentive Plan in order to increase the number of shares that may be granted pursuant to such plan or adopts a new stock option plan.

UNITED ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Options outstanding at September 30, 2007 have an exercise price ranging between $0.70 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2007. This amount changes based upon changes in the fair market value of the Company’s stock. As of September 30, 2007, $187,026 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and six months.

7. COMMITMENTS AND CONTINGENCIES

Litigation

Sales Commission Claim

In July 2002, an action was commenced against us in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. Plaintiffs allege that they were retained as a sales representative of ours and in that capacity made sales of our products to the United States government and to commercial entities. Plaintiffs further allege that we failed to pay to plaintiffs agreed commissions at the rate of 20% of gross sales of our products made by plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, and punitive damages in an amount triple the compensatory damages, plus legal fees and costs. Plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In September 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has been scheduled. We believe, based on the advice of counsel, we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the case. The outcome of this matter cannot be determined at this time.

In March 2007, the Company commenced an action against Applied Force and Samuel Miller III in the Superior Court of New Jersey, Law Division - Bergen County for the recovery of two of the Company’s vehicles and certain additional claims. The defendants, Applied Force and Samuel Miller III, have filed a counterclaim for recovery of alleged storage fees in the amount of $126,784 and certain alleged service fees in the amount of $1,275. A settlement agreement and mutual release was entered into during August 2007 and the action was dismissed on September 18, 2007. As part of the settlement the Company transferred title of a truck to the defendant.

Item 2 Management's Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by us from time to time. The discussion of our liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to our operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein and those discussed under the heading “Risk Factors” in the Company’s 10-KSB for the fiscal year ended March 31, 2007. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report. Unless the context otherwise requires, “we”, “our”, “us”, the “Company” and similar phrases refer to United Energy Corp.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $390,017 for the six month period ended September 30, 2007 and $523,841 for the six month period ended September 30, 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues. Revenues for the three months ended September 30, 2007 were $113,777, a $185,237, or 62% decrease from revenues of $299,014 in the comparable three months of 2006. Revenues from our K-Line of Chemical Products decreased by $226,564 to $43,511 or 84% compared to $270,075 in the comparable three months ended September 30, 2006, offset by an increase of $41,327 to $70,266 or 143% compared to $28,939 in the comparable three months ended September 30, 2006 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold decreased $35,311, or 33% to $71,608 or 63% of revenue, for the three months ended September 30, 2007 from $106,919, or 36% of revenues for the three months ended September 30, 2006. The decrease in cost of goods sold was due to the lower sales level in the period compared to the comparable period in 2006. The increase in cost of goods sold as a percentage of revenues was due to the higher sales of our Green Globe/Qualchem military sales. Cost of goods sold from our K-Line of Chemical Products sales decreased by $48,709 to $34,898 or 58% compared to $83,607 in the comparable three months ended September 30, 2006, offset by an increase of $13,398 to $36,710 or 57% compared to $23,312 in the comparable three months ended September 30, 2006 in cost of goods sold of our Green Globe/Qualchem military

Gross Profit. Gross profit for the three months ended September 30, 2007, decreased by $149,926, or 78% to $42,169 or 37% of revenues compared with $192,095 or 64% of revenues in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales.

Operating Costs and Expenses

Selling, general and Administrative Expenses. Selling, general and administrative expenses decreased $150,921 to $622,992 or 548% of sales for the three months ended September 30, 2007 compared with $773,913 or 259% of sales for the three months ended September 30, 2006. The decrease in selling, general and administrative expenses is primarily related to a decrease in professional fees and bad debts partially offset by higher travel and entertainment expenses.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the three months ended September 30, 2007 as compared to September 30, 2006.

Interest Income. The Company had interest income of $22,765 for the three months ended September 30, 2007 compared with $48,950 in the corresponding period in 2006. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the three months ended September 30, 2007 as compared to September 30, 2006.

Net Loss. The three months ended September 30, 2007 resulted in a net loss of $577,417 or $0.02 per share as compared to a net loss of $552,003 or $0.02 per share for the three months ended September 30, 2006. The average number of shares of common stock used in calculating earnings per share remained the same.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006

Revenues. Revenues for the six-month period ended September 30, 2007 were $390,017, a $133,824 or 26% decrease from revenues of $523,841 in the comparable six-month period ended September 30, 2006. Revenues from our K-Line of Chemical Products decreased by $285,456 to $183,841 or 61% compared to $469,297 in the comparable six months ended September 30, 2006, offset by an increase of $151,632 to $206,176 or 278% compared to $54,544 in the comparable six months ended September 31, 2006 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold decreased $19,681, or 9% to $189,098 or 48% of revenues, for the six-month period ended September 30, 2007 from $208,779 or 40% of revenues, for the six-month period ended September 30, 2006. The decrease in cost of goods sold was due to the lower sales level in the period compared to the comparable period in 2006. The increase in cost of goods sold as a percentage of revenues was due to the higher sales of our Green Globe/Qualchem military sales. Cost of goods sold from our K-Line of Chemical Products decreased by $76,695 to $89,802 or 46% compared to $166,497 in the comparable three months ended September 30, 2006, offset by an increase of $57,014 to $99,296 or 135% compared to $42,282 in the comparable three months ended September 30, 2006 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit. Gross profit for the six months ended September 30, 2007, decreased by $114,143, or 36% to $200,919 or 52% of revenues compared with $315,062 or 60% of revenues in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales of Specialty Chemicals.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $194,618 to $1,279,027 or 328% of revenues for the six months ended September 30, 2007 compared with $1,473,645 or 281% of revenues for the six months ended September 30, 2006. The decrease in selling, general and administrative expenses was primarily related to a decrease in professional fees, bad debts and lower travel and entertainment expenses partially offset by higher salaries due to the addition of employees offset by a reduction in option costs charged for employees.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the six months ended September 30, 2007 as compared to September 30, 2006.

Interest Income. The Company had interest income of $51,641 for the six months ended September 30, 2007 compared with $93,498 in the corresponding period in 2006. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the six months ended September 30, 2007 as compared to September 30, 2006.

Net Loss. The six months ended September 30, 2007 resulted in a net loss of $1,065,310 or $0.03 per share as compared to a net loss of $1,119,657 or $0.04 per share for the six months ended September 30, 2006. The average number of shares of common stock used in calculating earnings per share increased 1,571 shares to 31,030,115 as a result of 12,500 shares issued in connection with the exercise of stock options.

Liquidity and Capital Resources

As of September 30, 2007, the Company had $1,870,006 in cash and cash equivalents, as compared to $2,863,906 at March 31, 2007.

The $993,900 decrease in cash and cash equivalents was due to net cash used in continuing operations of $949,488, net cash used in investing activities of $48,199 and net cash used in financing activities of $720. Cash used in investing activities consisted of employee loans of $4,377, fixed asset purchases of $4,896, and patent purchases of $38,926. Cash used in financing activities consisted of preferred stock dividends of $720.

As of September 30, 2007 the Company’s backlog included $297,084 of chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Concentration of Risk

Sales to two of our customers, accounted for approximately 71% and 70% of our sales for the six months ending September 30, 2007 and 2006.

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

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter of the fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Part I of this Quarterly Report, specifically, “Item 1. UNITED ENERGY CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited), 7. COMMITMENTS AND CONTINGENCIES,” is hereby incorporated by reference into this Part II, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

On November 9, 2007, Brian F. King, the President and Chief Executive Officer of the Company, resigned his positions with the Company. Mr. King expressed to the members of the Board of Directors of the Company that he would like take time to pursue other avenues of interest to him. In connection with Mr. King’s resignation, the Company and Mr. King entered into a separation agreement dated on November 9, 2007. Ronald Wilen, the Chairman of the Board, Secretary, and Executive Vice President of Research and Development of the Company, has been appointed as Chief Executive Officer of the Company.

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

b) Reports on Form 8-K

Form 8-K filed on November 13, 2007 with respect to the resignation of Brian F. King, former President and Chief Executive Officer of the Company and the appointment of Ronald Wilen, the Chairman of the Board, Secretary, and Executive Vice President of Research and Development of the Company, as Chief Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007	UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronald Wilen, Chief Executive Officer (as principal executive officer)

By:	/s/ James McKeever
James McKeever, Interim Chief Financial Officer (as principal financial and accounting officer)