Form 10QSB
period 2007-12-31
UNITED ENERGY CORP /NV/
filed 2008-02-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes □ No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☑

As of the close of business on February 14, 2008, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets December 31, 2007 (Unaudited) and March 31, 2007	3-4

	Consolidated statements of operations for the three months and nine months ended December 31, 2007 (Unaudited) and 2006 (Unaudited)	5

	Consolidated statement of stockholders' equity for the nine months ended December 31, 2007 (Unaudited)	6

	Consolidated statements of cash flows for the nine months ended December 31, 2007 (Unaudited) and 2006 (Unaudited)	7-8

	Notes to consolidated financial statements	9-13

Item 2.	Management's Discussion and Analysis or Plan of Operation	14-17

Item 3	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,254,216	$2,863,906
Accounts receivable, net of allowance for doubtful accounts of $5,718 and $5,879, respectively	64,254	64,466
Inventory	234,688	138,798
Prepaid expenses and other current assets	135,443	128,216
Assets of discontinued operations	-	4,507
Total current assets	1,688,601	3,199,893

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $430,477 and $435,703 respectively	55,765	88,081

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $177,337 and $150,861, respectively	374,779	345,889
Loans receivable	55,877	1,864
Deposits	1,385	1,385
Total assets	$2,191,906	$3,652,611

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$153,353	$133,135
Accrued expenses	105,270	99,226
Due to related parties	244,141	244,141
Total current liabilities	502,764	476,502

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock: $8,000 stated value, 420 shares authorized; 3 shares issued and outstanding as of December 31, 2007 and March 31, 2007	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 shares issued and outstanding as of December 31, 2007 and March 31, 2007	310,301	310,301
Additional paid-in capital	21,714,365	21,540,041
Accumulated deficit	(20,359,524)	(18,698,233)
Total stockholders' equity	1,689,142	3,176,109
Total liabilities and stockholders' equity	$2,191,906	$3,652,611

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$103,691	$112,843	$493,708	$636,684

COST OF GOODS SOLD	67,311	67,282	256,409	276,061

Gross profit	36,380	45,561	237,299	360,623

OPERATING EXPENSES:
Selling, general and administrative	629,837	716,979	1,908,864	2,190,624
Depreciation and amortization	12,372	19,473	49,894	56,881
Total operating expenses	642,209	736,452	1,958,758	2,247,505

Loss from operations	(605,829)	(690,891)	(1,721,459)	(1,886,882)

OTHER INCOME (EXPENSE), net:
Interest income	11,455	41,157	63,096	134,655
Interest expense	(527)	(696)	(1,848)	(1,925)
Total other expense, net	10,928	40,461	61,248	132,730

Net loss from continuing operations	(594,901)	(650,430)	(1,660,211)	(1,754,152)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	35	-	(15,900)

Net loss	(594,901)	(650,395)	(1,660,211)	(1,770,052)

Preferred dividends	(360)	(360)	(1,080)	(1,166)

Net loss applicable to common shareholders	$(595,261)	$(650,755)	$(1,661,291)	$(1,771,218)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	(0.02)	(0.02)	(0.05)	(0.06)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Total basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,030,115	31,030,115	31,030,115	31,029,070

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

			Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

BALANCE, April 1, 2007	31,030,115	$310,301	$24,000	$21,540,041	$(18,698,233)	$3,176,109
Compensation expense associated with options	—	—	—	174,324	—	174,324
Dividends accrued on preferred shares	—	—	—	—	(1,080)	(1,080)
Net loss	—	—	—	—	(1,660,211)	(1,660,211)
BALANCE, December 31, 2007	31,030,115	$310,301	$24,000	$21,714,365	$(20,359,524)	$1,689,142

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,660,211)	$(1,754,152)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	59,685	69,821
Compensation expense associated with options	174,324	235,970
Asset transferred in legal settlement	5,003	-

Changes in operating assets and liabilities
Decrease in accounts receivable, net	212	3,496
Increase in inventory	(95,891)	(8,066)
Increase in prepaid expenses and other current assets	(7,226)	(3,816)
Increase (decrease) in accounts payable and accrued expenses	26,263	(90,384)
Net cash used in continuing operations	(1,497,841)	(1,547,131)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net loss from discontinuing operations	-	(15,900)
Decrease in accounts receivable, net	31	-
Decrease in note receivable, net	4,476	15,000
Net cash provided by (used in) discontinuing operations	4,507	(900)
Net cash used in operating activities	(1,493,334)	(1,548,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable	(54,014)	(2,340)
Payments for acquisition of property and equipment	(5,896)	(3,710)
Payments for patents	(55,366)	(40,231)

Cash used in investing activities	(115,276)	(46,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	-	(200,000)
Proceeds from the exercise of stock options	-	13,875
Preferred stock dividend	(1,080)	(1,166)

Net cash used in financing activities	(1,080)	(187,291)

Net decrease in cash and cash equivalents	(1,609,690)	(1,781,603)
CASH AND CASH EQUIVALENTS, beginning of period	2,863,906	5,194,748

CASH AND CASH EQUIVALENTS, end of period	$1,254,216	$3,413,145

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$1,848	$1,925
Income taxes	$3,320	$1,235

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2007 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2007 and 2006 (unaudited) and cash flows for the three months and nine months ended December 31, 2007 and 2006 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and nine months ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

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

Going Concern - During the past two fiscal years ended March 31, 2007 and 2006, the Company has recorded aggregate losses from continuing operations of $6,343,952 and has incurred total negative cash flow from continuing operations of $3,838,682 for the same two-year period. During the nine months ended December 31, 2007 the Company experienced a net loss from continuing operations of $1,660,211 and negative cash flow from continuing operations of $1,497,841. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A summary of discontinued operations for the nine months ended December 31, 2007 and 2006 is as follows:

	2007	2006
Revenues	$-	$1,127
Cost of goods sold	-	1,059
Gross profit	-	68
Operating expenses	-
Selling, general and administrative	-	15,968
Loss from discontinued operations	$-	$(15,900)

A summary of assets and liabilities of discontinued operations as of December 31, 2007 and March 31, 2007 is as follows:

	December 31,	March 31,
	2007	2007
Accounts receivable	$-	$31
Notes receivable	-	4,476
Assets of discontinued operations	$-	$4,507

4.	INVENTORY

Inventory consists of the following:

	December 31,	March 31,
	2007	2007
Blended chemicals	$175,517	$93,814
Raw materials	59,171	44,984
Total inventory	$234,688	$138,798

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a shareholder and former director of the Company. Amount due to the related party as of December 31, 2007 and 2006 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, a major shareholder and director of the Company, owned the property through September 2007 from which the Company leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $115,200 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

During April 2007, the Company entered into an employment agreement with the Chief Executive Officer, President and Secretary, Ron Wilen. See note 6 for additional information.

During August 2005, Ron Wilen and the former Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans were both unsecured, non-interest bearing and due upon demand. These loans were repaid in April 2006.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Stock Options
For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2007	2006

Expected life (in years)	10	10

Risk-free interest rate	4.54%	4.54%

Volatility	81.4	98.5

Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.16 for the nine months ended December 31, 2007.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the nine months ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2007	3,502,500	$1.17	7.16
Granted	250,000	$1.00
Exercised	—
Options outstanding December 31, 2007	3,752,500	$1.16	6.24
Vested and expected to vest–end of quarter	3,752,500	$1.16	6.24	$—
Exercisable–end of quarter	3,478,621	$1.16	6.33	$—

During the nine months ended December 31, 2007, pursuant to the terms of an employment agreement dated April 17, 2007, with Ronald Wilen, Chief Executive Officer, President and Secretary, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement shall be the fair market value of the common stock underlying such option on the date such option was granted. The initial grant of 50,000 stock options will be granted out of the 2001 Equity Incentive Plan at the one year anniversary. In addition, the stock option to purchase 135,000 shares has been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan. After the reservation described in the immediately preceding sentence, no shares remain available for grant out of the 2001 Equity Incentive Plan. Thus, the remaining stock options to purchase 65,000 shares granted to Mr. Wilen will be non-qualified stock options, unless the Company amends the 2001 Equity Incentive Plan in order to increase the number of shares that may be granted pursuant to such plan or adopts a new stock option plan.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Options outstanding at December 31, 2007 have an exercise price ranging between $0.70 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2007. This amount changes based upon changes in the fair market value of the Company’s stock. As of December 31, 2007, $128,918 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and three months.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $493,708 for the nine month period ended December 31, 2007 and $636,684 for the nine month period ended December 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Revenues. Revenues for the three months ended December 31, 2007 were $103,691, a $9,152, or 8% decrease from revenues of $112,843 in the comparable three months of 2006. Revenues from our K-Line of Chemical Products decreased by $30,185 to $57,093 or 35% compared to $87,278 in the comparable three months ended December 31, 2006, offset by an increase of $21,033 to $46,598 or 82% compared to $25,565 in the comparable three months ended December 31, 2006 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold increased $29, or 0% to $67,311 or 65% of revenue, for the three months ended December 31, 2007 from $67,282, or 60% of revenues for the three months ended December 31, 2006. Cost of goods sold from our K-Line of Chemical Products sales decreased by $24,773 to $27,614 or 47% compared to $52,387 in the comparable three months ended December 31, 2006, offset by an increase of $24,802 to $39,697 or 167% compared to $14,895 in the comparable three months ended December 31, 2006 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit. Gross profit for the three months ended December 31, 2007, decreased by $9,181, or 20% to $36,380 or 35% of revenues compared with $45,561 or 40% of revenues in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales of our K-Line of Chemical Products.

Operating Costs and Expenses

Selling, general and Administrative Expenses. Selling, general and administrative expenses decreased $87,142 to $629,837 or 607% of sales for the three months ended December 31, 2007 compared with $716,979 or 635% of sales for the three months ended December 31 2006. The decrease in selling, general and administrative expenses is primarily related to a decrease in professional fees partially offset by an increase in travel and entertainment expenses.

Depreciation and Amortization. Depreciation and amortization decreased $7,101 or 36% to $12,372 for the three months ended December 31, 2007 compared with $19,473 in the corresponding period in 2006. The decrease in depreciation and amortization is due to the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

Interest Income. The Company had interest income of $11,455 for the three months ended December 31, 2007 compared with $41,157 in the corresponding period in 2006. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the three months ended December 31, 2007 as compared to December 31, 2006.

Net Loss. The three months ended December 31, 2007 resulted in a net loss of $594,901 or $0.02 per share as compared to a net loss of $650,395 or $0.02 per share for the three months ended December 31, 2006. The average number of shares of common stock used in calculating earnings per share remained the same.

Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006

Revenues. Revenues for the nine months ended December 31, 2007 were $493,708, a $142,976 or 22% decrease from revenues of $636,684 in the comparable nine months ended December 31, 2006. Revenues from our K-Line of Chemical Products decreased by $315,641 to $240,934 or 57% compared to $556,575 in the comparable nine months ended December 31, 2006, offset by an increase of $172,665 to $252,774 or 216% compared to $80,109 in the comparable nine months ended December 31, 2006 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold decreased $19,652, or 7% to $256,409 or 52% of revenues, for the nine months ended December 31, 2007 from $276,061 or 43% of revenues, for the nine months ended December 31, 2006. The decrease in cost of goods sold was due to the lower sales level in the period compared to the comparable period in 2006. The increase in cost of goods sold as a percentage of revenues was due to the higher sales of our Green Globe/Qualchem military sales. Cost of goods sold from our K-Line of Chemical Products decreased by $101,468 to $117,416 or 46% compared to $218,884 in the comparable nine months ended December 31, 2006, offset by an increase of $81,816 to $138,993 or 143% compared to $57,177 in the comparable nine months ended December 31, 2006 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit. Gross profit for the nine months ended December 31, 2007, decreased by $123,324 or 34% to $237,299 or 48% of revenues compared with $360,623 or 57% of revenues in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales of our K-Line of Chemical Products.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $281,760 to $1,908,864 or 378% of revenues for the nine months ended December 31, 2007 compared with $2,190,624 or 344% of revenues for the nine months ended December 31, 2006. The decrease in selling, general and administrative expenses was primarily related to a decrease in professional fees and bad debts partially offset by an increase in travel and entertainment expenses and higher salaries due to the addition of employees offset by a reduction in option costs charged for employees.

Depreciation and Amortization. Depreciation and amortization decreased $6,987 or 12% to $49,894 for the nine months ended December 31, 2007 compared with $56,881 in the corresponding period in 2006. The decrease in depreciation and amortization is due to the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

Interest Income. The Company had interest income of $63,096 for the nine months ended December 31, 2007 compared with $134,655 in the corresponding period in 2006. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the nine months ended December 31, 2007 as compared to December 31, 2006.

Net Loss. The nine months ended December 31, 2007 resulted in a net loss of $1,660,211 or $0.05 per share as compared to a net loss of $1,770,052 or $0.06 per share for the nine months ended December 31, 2006. The average number of shares of common stock used in calculating earnings per share increased 1,045 shares to 31,030,115 as a result of 12,500 shares issued in connection with the exercise of stock options.

Liquidity and Capital Resources

As of December 31, 2007, the Company had $1,254,216 in cash and cash equivalents, as compared to $2,863,906 at March 31, 2007.

The $1,609,690 decrease in cash and cash equivalents was due to net cash used in continuing operations of $1,497,841, net cash used in investing activities of $115,276 and net cash used in financing activities of $1,080. Cash used in investing activities consisted of employee loans of $4,014, other loans of $50,000, fixed asset purchases of $5,896, and payment for patents of $55,366. Cash used in financing activities consisted of preferred stock dividends of $1,080.

As of December 31, 2007 the Company’s backlog included $211,096 of chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

During the past two fiscal years ended March 31, 2007 and 2006, the Company has recorded aggregate losses from continuing operations of $6,343,952 and has incurred total negative cash flow from continuing operations of $3,838,682 for the same two-year period. During the nine months ended December 31, 2007, the Company experienced a net loss from continuing operations of $1,660,211 and negative cash flow from continuing operations of $1,497,841. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon several factors, including increased sales volume, collection of existing receivables and the ability to achieve profitability from the sale of the Company’s product lines. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and cut back expenses not directly supporting its sales and marketing efforts.

Concentration of Risk

Sales to two of our customers, accounted for approximately 63% and 57% of our sales for the nine months ending December 31, 2007 and 2006.

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

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of the fiscal year ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Part I of this Quarterly Report, specifically, “Item 1. UNITED ENERGY CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Unaudited), 7. COMMITMENTS AND CONTINGENCIES,” is hereby incorporated by reference into this Part II, Item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

In January 2008, Andrea Pampanini and Louis Bernstein both resigned as members of our Board of Directors. Thereafter, Sherleigh Associates Inc. Profit Sharing Plan (“Sherleigh”) notified the Company that it intends to exercise its right to designate a majority of our board pursuant to a Securities Purchase Agreement, dated March 18, 2005, as amended. Upon receipt of the notice from Sherleigh, our Board of Directors, elected Jack Silver and Adam Hershey, two of the three individuals Sherleigh had indicated it intends to elect, to fill vacancies in our Board. In addition, Mr. Silver was appointed as the Chairman of the Board. For more detail please see our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2008.

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

Dated:	February 14, 2008		UNITED ENERGY CORP.

		By:	/s/ Ronald Wilen
Ronald Wilen,
Chief Executive Officer
(as principal executive officer)

		By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)