Form 10KSB
period 2008-03-31
UNITED ENERGY CORP /NV/
filed 2008-07-14
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer’s total consolidated revenues for the fiscal year ended March 31, 2008 were $1,042,320.

The aggregate market value of the common equity held by non-affiliates of the registrant was $8,250,042 as of June 18, 2008.

The number of shares outstanding of the registrant's common equity as of July 14, 2008 was 31,030,115 shares.

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

A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our K-Line of Chemical Products to the worldwide marketplace for refinery, tank and pipeline cleaning services. We entered into an amended and restated non-exclusive distribution agreement with Champion Technologies Inc. for the sale and distribution of our K-Line of Chemical Products. The agreement is for a term of three (3) years and grants Champion Technologies Inc. certain rights to blend, dilute and utilize our products to manufacture and sell different products. We also entered into a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of Chemical Products. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies, however, there can be no assurance that any of these arrangements will be entered into or, if entered into will be successful. There also can be no assurance that the agreements with Champion Technologies and Petrobras America will be successful.

We provide our K-Line of Chemical Products and our Green Globe Chemical Products to our customers and generated revenues of $1,042,320 for the fiscal year ended March 31, 2008 and $811,893 for the fiscal year ended March 31, 2007.

Organizational History

We were originally incorporated in Nevada in 1971 as Aztec Silver Mining Co. We engaged in the manufacturing and distribution of printing equipment from 1995 through 1998. During that period, we began to develop specialty chemical products for use in the printing industry. In March 1998, we discontinued our printing equipment operations and changed our business focus to the development of specialty chemical products. In March 2007, we discontinued the sale of our Uniproof proofing paper.

Business Operations and Principal Products

Our principal products include our K-Line of Chemical Products for the oil industry and our Green Globe Chemical Products which consist of a variety of solvents, paint strippers and cleaners.

K-Line of Chemical Products

KH-30 is a mixture of modified oils, dispersants and oil-based surfactants designed to control paraffin and asphaltene deposits in oil wells. When applied in accordance with our recommended procedures, KH-30 has resulted in substantial production increases in paraffin-affected oil and gas wells by allowing for a faster penetration of paraffin and asphaltene deposits. KH-30 disperses and suspends paraffin and asphaltene in a free-flowing state and prevents solids from sticking to each other or to oil well equipment. KH-30 is patented in the United States and other major oil producing countries.

KX-100 is a proprietary formula where contact time is limited for removal of a plug of paraffin or asphaltene. It is fast acting and an effective dispersant that can be used in temperatures as low as -25F. It can be used in nearly any application.

SR-3 Scale and Rust Remover is a fast acting corrosion inhibited product developed to remove both calcium carbonate and calcium sulfate salt deposits. SR-3 is a broad spectrum, water soluble scale remover designed to rapidly alleviate hard and soft deposits and to restore full flow capacity. The product is also designed to remove rust while adding protection against further rusting by providing a phosphatized surface on ferrous metals.

HPD-1 PLUS is specifically formulated to offer prompt and effective remediation of tough clogging problems with upper medium to high molecular weight paraffin. It performs multi-functional characteristics to impart wettability, penetration and dispersion, and is an exceptional solvency for paraffin rich heavy sludge with the proper treatment dosage and application.

GSA Gun & Bore Cleaner is a proprietary formula which is a safer and more effective bore and chamber cleaner. It can be used on everything from small handguns to 16” guns. Currently, GSA Gun & Bore Cleaner is being marketed and distributed by TopDuck Products LLC under their trademark “Gunzilla BC-10”.

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

NPX Powder Coating is an effective reusable paint stripper. NPX is a powerful blend of chemicals which we believe will out perform all other aluminum safe strippers in the powder coat industry and provide a safe method of stripping metals, including magnesium, zinc, high strength steel and titanium. NPX does not contain any methylene chloride, phenol, chromates or caustics.

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

Additional Technologies

We have developed certain modifications, improvements and enhancements to the S2 system including an apparatus for introducing a vapor-containing stream into underground geological formations, pumps, conduits or tanks which we believe represents an advance over previous techniques. The technique allows vapor-containing steam to bypass the well and be released to the atmosphere. We have filed a patent application with respect to the modifications, improvements and enhancements to the S2 system.

Manufacturing and Sales

All of the raw materials necessary for the manufacture of our products are generally available from multiple sources. Although we have negotiated favorable arrangements with some of our current suppliers, (which include Pride Solvents and Chemical Co. of NJ Inc., Hy-Test Packaging Corp, and Air Products and Chemicals), we would have to repeat the process if one or more of our current suppliers were no longer able to supply these raw materials to us. We do not own any special manufacturing facilities. Our chemical products are generally manufactured by contract blenders at a number of different locations. This method of manufacturing has reduced the need for us to invest in facilities and to hire the employees to staff them. Chemical blenders are relatively easy to replace and are bound by confidentiality agreements, where appropriate, which obligate them not to disclose or use our proprietary information.

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

In the fiscal year ending March 31, 2008, Petrobras America Inc. and Facility Solutions LTD. purchased our KX-100 oil cleaning products, which accounted for approximately 46.9% of our total customer sales and the U.S. Military purchased our Leak Detection Compound and Corrosion inhibitor, which accounted for 24.2% of our total customer sales. In the fiscal year ended March 31, 2008 Petrobras America Inc. purchased our KX-100 oil cleaning products, which accounted for approximately 45.7% of our total customer sales.

Except for these current customers, no other single entity has accounted for more than 10% of our sales during any of the fiscal years ended March 31, 2008 and 2007.

All of our products are sold in U.S. dollars and, therefore, we have had no foreign currency fluctuation risk.

Our current operations do not require a substantial investment in inventory other than minimum commitments to our distributors. However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

As of March 31, 2008, the Company did not have any backlog. Backlog represents products that the company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

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

Although we have not achieved the volume of sales we had anticipated for the oil dispersant products, there have been significant barriers to entry in this market. Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines. In many cases, additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients. This process of testing has taken a great deal longer than was originally anticipated. We believe that we have made significant inroads and currently expect a higher volume of sales in the next fiscal year ending March 31, 2009, although there can be no assurance that sales will increase in fiscal 2009.

Research and Development

Our K-Line of Chemical Products for the oil industry are developed and ready for market. All of these products are the result of research and development expenditures paid in the amounts of $298,618 and $232,517 for the fiscal years ended March 31, 2008 and 2007 respectively. We have had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to lead in the development of our products. A significant amount of market adaptation has taken place in the field involving the development of application procedures for products. We do not anticipate having to make significant research and development expenditures on existing products in the future. However, we do expect to continue to develop new products to complement our existing product lines.

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

Proprietary Technologies

With respect to our formulations, which are proprietary, we have patented our KH-30 oil well cleaner in the United States and other major oil producing countries.

In addition to applying for patent protection on our KH-30 product, we have also registered “KH-30” as a trademark.

Employees

As of March 31, 2008 we employed twelve people on a full-time basis and had available the services of two other individuals under consulting or product/production cooperation arrangements. The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with us to manufacture or market one or more of our products.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease 9,600 square feet of office space at 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094. Under the terms of the lease, which runs through June 2010, the monthly rent is $10,400. In addition, we lease office and warehouse space on a month to month basis in Odessa, TX, at a rate of $535 per month, and Traverse City, MI. at a rate of $500 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2008, there were approximately 455 record holders of our common stock and there were 31,030,115 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended March 31, 2008 and 2007 and for each quarter after March 31, 2008. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year ended March 31	Quarter	High	Low

2007	First Quarter (April-June 2006)	$2.08	$1.27
	Second Quarter (July-September 2006)	1.40	.64
	Third Quarter (October-December 2006)	1.02	.53
	Fourth Quarter (January-March 2007)	.77	.39

2008	First Quarter (April-June 2007)	$.77	$.42
	Second Quarter (July-September 2007)	.68	.45
	Third Quarter (October-December 2007)	.59	.40
	Fourth Quarter (January-March 2008)	.54	.35

2009	First Quarter (through July 11)	$.31	$.29

The high and low bid prices for shares of our common stock on July 11, 2008 were $.36 and $.32 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at March 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	(a) 3,687,500	(b) $1.16	(c) —
Equity compensation plans not approved by security holders	1,475,000	$1.55	—
Total	5,162,500		—

During the year ended March 31, 2008, pursuant to the terms of an employment agreement dated April 17, 2007, with Ronald Wilen, Chief Executive Officer, President and Secretary, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement shall be the fair market value of the common stock underlying such option on the date such option was granted. The initial grant of 50,000 stock options will be granted out of the 2001 Equity Incentive Plan at the one year anniversary. In addition, the stock option to purchase 135,000 shares has been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan. After the reservation described in the immediately preceding sentence, no shares remain available for grant out of the 2001 Equity Incentive Plan. Thus, the remaining stock options to purchase 65,000 shares granted to Mr. Wilen will be non-qualified stock options, unless the Company amends the 2001 Equity Incentive Plan in order to increase the number of shares that may be granted pursuant to such plan or adopts a new stock option plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following description of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report beginning on page F-1.

Overview

 We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products includes K-Line of Chemical products for the oil industry and related products.

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

A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies. We intend to enter into these relationships to more rapidly and economically introduce our K-Line of Chemical Products to the worldwide marketplace for refinery, tank and pipeline cleaning services. We entered into an amended and restated non-exclusive distribution agreement with Champion Technologies Inc. for the sale and distribution of our K-Line of Chemical Products. The agreement is for a term of three (3) years and grants Champion Technologies Inc. certain rights to blend, dilute and utilize our products to manufacture and sell different products. We also entered into a non-exclusive Master Purchase Agreement with Petrobras America Inc. for the sale and distribution of our K-Line of Chemical Products. The agreements do not provide for any minimum amounts to be purchased. We are also currently negotiating potential working arrangements with several other companies however, there can be no assurance that any of these arrangements will be entered into or, if entered into will be successful. There also can be no assurance that the agreements with Champion Technologies and Petrobras America will be successful.

          We provide our K-Line of Chemical Products and our Green Globe Chemical Products to our customers and generated revenues of $1,042,320 for the fiscal year ended March 31, 2008 and $811,893 for the fiscal year ended March 31, 2007.

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

Results of Operations

Comparison of Fiscal Year Ended March 31, 2008 to Fiscal Year Ended March 31, 2007

Revenues. Revenues for the year ended March 31, 2008 were $1,042,320, a $230,427 or 28% increase from revenues of $811,893 for the year ended March 31, 2007. The increase was primarily related to a 133% increase in the level of our Green Globe/Qualchem military sales reflecting a higher level of orders and a 10% increase in the sales of our K-Line of Chemical Products during the year. Our three largest customers accounted for 71% of revenues for the year ended March 31, 2008 compared with 64% for the comparable period in 2007.

Cost of Goods Sold. Cost of goods sold increased to $469,237 or 45% of sales, for the year ended March 31, 2008 from $363,208, or 45% of sales, for the year ended March 31, 2007. The increase in cost of goods sold was due to the increased level of sales compared to the prior year.

Gross Profit. Gross profit increased to $573,083 or 55% of sales, for the year ended March 31, 2008 from $448,685, or 55% of sales, for the year ended March 31, 2007. The increase in gross profit was due to an increase in the level of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,609,343 or 250% of sales, for the year ended March 31, 2008 from $2,811,970, or 346% of sales, for the year ended March 31, 2007. The decrease in selling, general and administrative expenses were primarily related to a decrease in professional fees and bad debts partially offset by an increase in travel and entertainment expenses and higher salaries due to the addition of employees offset by a reduction in option costs charged for employees.

Depreciation and Amortization. Depreciation and amortization decreased to $69,171 for the year ended March 31, 2008 from $76,434 for the year ended March 31, 2007, reflecting the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

 Interest Income. Interest income decreased to $67,504 for the year ended March 31, 2008 from $169,653 for the year ended March 31, 2007. The decrease was due to the use of cash received in connection with the private placement completed in March 2006.

Interest Expense. Interest expense remained relatively constant for the year ended March 31, 2008 as compared to the year ended March 31, 2007.

Net Loss. For the year ended March 31, 2008, we incurred a net loss of $2,040,390 or $0.07 per share, as compared to a net loss of $2,272,539 for the year ended March 31, 2007, or $0.07 per share. The average number of shares of common stock used in calculating earnings per share increased 788 shares to 31,030,115 from 31,029,327 shares as a result of 12,500 shares issued in connection with the exercise of stock options.

Liquidity and Capital Resources

Since 1995, operations have been financed primarily through loans and equity contributions from directors, executive officers and third parties supplemented, by funds generated by our business. As of March 31, 2008, we had $858,575 in cash and cash equivalents.

Net Cash Used in Continuing Operations. During the fiscal year ended March 31, 2008, net cash used in continuing operations was $1,915,584 compared with $2,111,438 for the fiscal year ended March 31, 2007.

Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2008, net cash used in investing activities increased to $92,814 compared with $54,594 for the year ended March 31, 2007. The increase was primarily a result of additional loans, and an increase in payment for patents, offset by a slight decrease in the level of expenditures for the purchase of fixed assets.

Net Cash Used in Financing Activities. During the fiscal year ended March 31, 2008, net cash used in financing activities consisted of $1,440 of preferred stock dividends. This compares to cash used in financing activities of $187,651 resulting from the payment of related party loans of $200,000 and preferred stock dividends of $1,526, which was partially offset by the proceeds from the exercise of stock options of $13,875 during the fiscal year ended March 31, 2007.

During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period. The report of the independent registered public accounting firm with respect to our consolidated financial statements included in this Report includes a “going concern” qualification, indicating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our continued existence is dependent upon several factors, including raising additional capital through equity or debt financing, increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our product lines. In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

There can be no assurance that we will be successful in stimulating sales or reducing expenses to levels sufficient to generate cash flow sufficient to fund our anticipated liquidity requirements. There also can be no assurance that available financing will be available, or if available, that such financing will be on terms acceptable to us.

Concentration of Credit Risk

Sales to three of our customers, Petrobras America Inc., the US Military and Facilty Solutions accounted for approximately 71% of our sales for the fiscal years ending March 31, 2008 and sales to one of our customers, Petrobras America Inc. accounted for approximately 46% of our sales for the fiscal year ending March 31, 2007.

Contractual Obligations

Below is a table which presents our contractual obligation commitments at March 31, 2008:

		Less than			After
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt Obligations(1)	$244,141	$244,141	$—	$—	$—
Operating leases	289,644	132,610	157,034	—	—
Total contractual cash obligations	$533,785	$376,751	$157,034	$—	$—

(1) Short-term debt obligations include an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of March 31, 2008 and 2007 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Reporting by Segments

We are a specialty chemicals company because of our determination in fiscal 1998 to close our printing equipment division and focus on our K-Line of chemical and Green Globe products. However, in the past a portion of our revenues has been related to the printing and the graphic arts industry and we had reported each as two segments. During the fiscal year ended March 31, 2007, the Company classified the graphic arts segment as discontinued operations.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company has not determined whether the adoption of SFAS 157 will have a material impact on its consolidated financial position and results of operations on January 1, 2009 for non-financial assets and liabilities.

Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our market risk sensitive instruments and positions are the potential losses arising from adverse changes in foreign currency exchange rates.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (the “Form 10-KSB”), including statements under “Item 1. Business,” “Item 3. Legal Proceedings” and “Item 6. Management’s Discussion and Analysis or Plan of Operation”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-KSB regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-KSB. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

WE HAD A CURRENT ACCUMULATED DEFICIT OF $20,740,063 AS OF MARCH 31, 2008 AND IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO SUPPORT OUR BUSINESS PLAN, WHICH WILL HAVE A DETRIMENTAL EFFECT ON OUR STOCK.

             We have incurred losses in each of our last three fiscal years. As of March 31, 2008, we had an accumulated deficit of $20,740,063. If we continue to incur operating losses and fail to become a profitable company, we may be unable to support our business plan, namely to market our K-Line of Chemical Products for the oil and gas industry, and the Green Globe Chemical Products. We incurred net losses from continuing operations of $2,040,390 and $2,272,791 in the fiscal years ended March 31, 2008 and 2007, respectively. Our future profitability depends in large part on our ability to market and support our Specialty Chemical Products which we derive the majority of our revenues. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

WE ARE DEPENDENT ON OUR ABILITY TO RAISE CAPITAL FROM EXTERNAL FUNDING SOURCES. IF WE ARE UNABLE TO CONTINUE TO OBTAIN NECESSARY CAPITAL FROM OUTSIDE SOURCES, WE WILL BE FORCED TO REDUCE OR CURTAIL OPERATIONS.

We have limited financial resources. As a result we need to obtain additional capital from outside sources to continue operations and commercialize our business plan. We cannot assure that adequate additional funding will be available. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtain our operations.

Our ability to execute our business plan depends upon our ability to obtain financing through

•	bank or other debt financing,
•	equity financing,
•	strategic relationships and/or
•	other means.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for fiscal 2008, based on the significant operating losses and a lack of external financing. Neither our March 31, 2008 nor March 31, 2007 financial statements include any adjustments that resulted from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

THERE ARE SIGNIFICANT OBSTACLES TO ENTERING THE OIL AND GAS PRODUCING INDUSTRY THAT HAVE CONTRIBUTED TO THE SLOW PACE AT WHICH OUR K-LINE OF CHEMICAL PRODUCTS ARE BEING INTRODUCED TO THE MARKET.

Our business plan is focused largely on marketing efforts for our K-Line of Chemical Products for the oil and gas industry. Although we believe that the application of our K-Line of Chemical Products for the oil and gas industry on a continuous basis will result in higher production and lower power lease operating costs, the introduction of our K-Line of Chemical Products into the oil and gas producing industry has been extremely difficult. Many entrenched players such as the “hot oilers” and the major oil service companies that benefit from high markups on their proprietary products have no incentive to promote the use of our chemical products. Moreover, oil production engineers are extremely reluctant to risk damage to a well from a product that does not have the endorsement of a major enterprise. Consequently, the pace of introduction of our K-Line of Chemical Products has been much slower than we initially anticipated. If we and our K-Line of Chemical Products marketing partners are unable to successfully achieve market acceptance our products, our future results of operations and financial condition will be adversely affected.

THE SUCCESS OF OUR K-LINE OF CHEMICAL PRODUCTS WILL BE HIGHLY DEPENDENT UPON THE LEVEL OF ACTIVITY AND EXPENDITURES IN THE OIL AND NATURAL GAS INDUSTRIES AND A DECREASE IN THE LEVELS THEREOF WOULD, IN ALL LIKELIHOOD, ADVERSELY IMPACT SALES OF OUR K-LINE OF CHEMICAL PRODUCTS.

          We anticipate that demand for our oil and gas-cleaning product will depend on the levels of activity and expenditures in the industry, which are directly affected by trends in oil and natural gas prices. We anticipate that demand for our K-Line of Chemical Product sales will be particularly sensitive to the level of development, production and exploration activity of, and corresponding capital spending by, oil and natural gas companies. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, political stability and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, and development and production activity. Lower levels of activity are expected to result in a corresponding decline in the demand for our oil and gas well products, which could have an adverse impact on our prospects, results of operations and financial condition. Factors affecting the prices of oil and natural gas include:

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

WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES FROM OUR GREEN GLOBE CHEMICAL PRODUCTS.

          Our sales to date have been substantially dependent on sales of our K-Line of Chemical Products. Sales of Green Globe Chemical Products accounted for approximately 27% of revenues for the fiscal year ended March 31, 2008. The U.S. military represented approximately 90% of such revenues from the sales of our Green Globe Chemical Products for the fiscal year ended March 31, 2008. If we fail to develop significant revenue from Green Globe Chemical Products or the U.S. military ceases or decreases its use of our Green Globe Chemical Products, our business plan and financial condition will be adversely affected.

IF OUR STRATEGIC PARTNERS DO NOT EFFECTIVELY MARKET OUR PRODUCTS, WE WILL NOT GENERATE SIGNIFICANT SALES OR PROFITS AND WE DO NOT CURRENTLY HAVE THE INTERNAL RESOURCES TO MARKET OUR PRODUCTS DIRECTLY.

          We utilize third parties to assist in marketing, selling and distributing our products. We believe that the establishment of a network of third party strategic partners, particularly abroad, with extensive and specific knowledge of the various applications in the oil and gas industry is important for our success. We cannot assure you that our current or future strategic partners will purchase our products at sufficient levels or provide us with adequate support. If one or more of our partners underperforms or if any of our strategic relationships are terminated or otherwise disrupted, our operating performance, results of operations and financial condition will be adversely affected.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, BUT WE HAVE NO LONG TERM CONTRACTS OR BINDING PURCHASE COMMITMENTS FROM THESE CUSTOMERS.

          We currently have a limited number of recurring customers for our products, none of whom have entered into long-term contracts or binding purchase commitments with us. Our three largest customers accounted for 71% and 64% of our revenues for the fiscal years ended March 31, 2008 and 2007, respectively.

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

          We compete directly or indirectly with other producers of specialty chemical products, most of which are or have aligned themselves with more established companies, have greater brand recognition and greater financial and marketing resources. Generally, we attempt to compete by offering what we hope to be lower prices and better service. However, the prices for our K-Line of Chemical Products and Green Globe Chemical Products are higher than competing products; therefore, we attempt to compete by emphasizing product effectiveness and environmental safety.

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

OUR MANAGEMENT OWNS A SUBSTANTIAL AMOUNT OF OUR STOCK AND IS CAPABLE OF INFLUENCING OUR BUSINESS AND AFFAIRS.

          Our directors and executive officers beneficially own approximately 30.1% of our outstanding common stock. As such, they will be able to significantly influence the election of the members of our board of directors and the outcome of corporate actions that require shareholder approval, such as mergers and acquisitions. In addition, Pursuant to the terms of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and an agreement with Sherleigh Associates Profit Sharing Plan (“Sherleigh”), as holder of all of the outstanding shares of Preferred Stock, Sherleigh has the right to designate a majority of the members of our board of directors. Jack Silver, one of our directors, as the trustee of Sherleigh, has voting control over the shares of Preferred Stock held by Sherleigh. The level of ownership by our directors and executive officers, together with particular provisions of our articles of incorporation, bylaws and Nevada law, may have a significant effect in delaying, deferring or preventing any change in control and may adversely affect the voting and other rights of our other shareholders.

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

WE HAVE OUTSTANDING WARRANTS AND OPTIONS, AND WE ARE ABLE TO ISSUE “BLANK CHECK” PREFERRED STOCK, THAT COULD BE ISSUED RESULTING IN THE DILUTION OF COMMON STOCK OWNERSHIP.

As of June 30, 2008, we had outstanding Preferred Stock, warrants and options that, when exercised and converted, could result in the issuance of up to 11,802,500 additional shares of common stock. In addition, our Articles of Incorporation allow the board of directors to issue up to 100,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have 3 shares of Preferred Stock outstanding. To the extent that outstanding warrants, options and preferred stock or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our common stock.   Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE AND THEIR SALE OR POTENTIAL SALE WILL PROBABLY DEPRESS THE MARKET PRICE OF OUR STOCK.

          Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Some or all of the shares of our common stock may be offered from time to time in the open market without registration pursuant to Rule 144, and these sales could have a depressive effect on the market for our common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended)as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes, in accordance with generally accepted accounting principles. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2008, our internal control over financial reporting was not effective. Specifically, the Company’s management and its auditors determined that a material weakness existed in our internal control over financial reporting. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Interim Chief Financial Officer. Due to our lack of funds, the Company has an insufficient number of personnel having adequate knowledge, experience and training, and the Company does not anticipate having the ability to retain such qualified personnel until it is able to obtain adequate funding.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table shows the positions held by our board of directors and executive officers and their ages as of June 30, 2008.

Name	Age	Position
Ronald Wilen	69	Director, Chief Executive Officer, President and Secretary
Jack Silver	64	Director and Chairman of the Board
James McKeever, CPA	42	Interim Chief Financial Officer
Adam Hershey	35	Director
Peter Garson-Rappaport	25	Director
Martin Rappaport	71	Director
John A. Lack	63	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ronald Wilen. Mr. Wilen has served as a member of our board since October 1995, our Chief Executive Officer since November 2007, and Secretary since May 2006. Mr. Wilen also served as our Chief Executive Officer from October 1995 to September 2004, our President from October 1995 to August 2001, our Executive Vice President of Research and Development from October 1995 to November 2007 and as our Chairman of the Board from August 2001 to January 2008.

Jack Silver. Mr. Silver has served as a member of the Board as its Chairman since January 2008. Mr. Silver is the principal investor and manager of SIAR Capital, LLC, an independent investment fund that invests primarily in undervalued, emerging growth companies, and is the trustee of Sherleigh.

James McKeever, CPA. Mr. McKeever has been our Interim Chief Financial Officer since January 2004. He also continues to be a partner in the accounting firm of Abrams & McKeever CPA’s, which he joined in January 2000. Mr. McKeever has more than 18 years’ experience in public accounting and financial reporting, and is a member of the New Jersey Society of Certified Public Accountants.

Adam Hershey. Mr. Hershey has served as a member of the Board since January 2008. Mr. Hershey has been a partner at SIAR Capital, LLC since September 2007. From March 2005 until joining SIAR, Mr. Hershey was a Vice President and Portfolio Manager of Neuberger Berman, LLC, a subsidiary of Lehman Brothers, managing capital for institutions and high net worth individuals. From 2003 to March 2005, Mr. Hershey was a Partner and Portfolio Manager at Sloate, Weisman, Murray & Company, a registered investment advisor that was acquired by Neuberger Berman, LLC in March 2005.

Peter Garson-Rappaport. Mr. Rappaport is an analyst at SIAR Capital, LLC. He has been at SIAR since December 2006. He previously was a co-owner and manager of Wash U Wash, a third party provider of laundry and dry-cleaning services. He also served as deputy finance director of Jeff Smith for Congress Campaign in the spring of 2004.

Martin Rappaport. Mr. Rappaport has served as a member of our board since June 2001. Mr. Rappaport is self-employed. For more than 30 years, he has developed and managed commercial and residential real estate. Mr. Rappaport is an active supporter and contributor to Blythedale Children’s Hospital in Valhalla, New York.

John A. Lack. Mr. Lack has served as a member of our board since June 2008. Since 1998, Mr. Lack has been the managing general partner of Digitar, a media investment and consulting company. In his 35-year career in the media and entertainment industries, Mr. Lack is best known for creating MTV. Most recently Mr. Lack was a founding partner & CEO of Firebrand, the first multi-platform network dedicated to commercial culture. Mr. Lack is also the Chairman of the Guardian’s Council at the Pollock-Krasner House and Study Center in East Hampton, NY and Chairman of the ASGOG Foundation.

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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended March 31, 2008, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, other than as follows:

•
Ronald Wilen, a director and our chief executive officer and president, Martin Rappaport, a director, Louis Bernstein, a former director, and Andrea Pampanini, a former director, each failed to report the granting of options for 10,000 shares of our common stock in lieu of an annual director retainer and meeting fees.

•	Adam Hershey and Peter Garson-Rappaport, both directors, failed to file a Form 3 indicating that they did not beneficially own any securities of the Company as of the date they each became a director.

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

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary		Option Awards	All other Compensation		Total
		($)		($)	($)	(1)	($)
Ronald Wilen	2008	200,769		98,700	7,935	(2)	307,404
Chief Executive Officer and President	2007	200,000		3,875	8,901	(2)	212,776

Brian King (3)	2008	130,769	(4)	-	11,088	(3)	141,857
Former President and Chief Executive Officer	2007	200,000		495,000	17,067	(3)	712,067

(1)	We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2)
During the fiscal years ended March 31, 2008 and 2007, we paid for the lease on one automobile used by Mr. Wilen under monthly lease payments. We also paid for medical insurance for Mr. Wilen at a rate of $325.80 per month.

(3)	We paid for Mr. King’s medical insurance at a rate of $1,400.30 per month.

(4)	Mr. King resigned as our Chief Executive Officer in November 2007.

Director Compensation

Each non-employee director and Ron Wilen receives options for 10,000 shares of our common stock in lieu of an annual retainer and meeting fees. Other than the 10,000 options granted there are no special fees, contracts entered into, or payments made in consideration of any director’s service as a director.

The following table shows compensation paid to all directors who are not also employees during fiscal year ended March 31, 2008.

Name	Option Awards ($)	Total ($)
Jack Silver (1)	-	-
Adam Hershey (1)	-	-
John A. Lack (2)	-	-
Peter Garson-Rappaport(3)	-	-
Martin Rappaport(4)	3,200	3,200
Louis Bernstein (4)	2,471	2,471
Andrea Pampanini (4)	2,471	2,471

(1)	Mr. Silver and Mr. Hershey were appointed directors on January 25, 2008.
(2)	Mr. Lack was appointed director on June 4, 2008.
(3)	Mr. Rappaport was appointed director on March 24, 2008.
(4)	Mr. Bernstein and Ms. Pampanini resigned as directors on January 1, 2008.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Ronald Wilen,	40,000	1.00	3/31/2015
Chief Executive Officer,	10,000	1.60	1/1/2016
and President	10,000	1.00	3/30/2017
	10,000	1.00	3/31/2018
	400,000	1.11	3/4/2012
	100,000	1.80	11/16/2012
	250,000	1.00	3/31/2008

Brian King,	500,000	1.00	9/15/2014
Former President and	500,000	1.06	4/1/2015
Chief Executive Officer	250,000	2.05	4/1/2016

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

There were no stock options to purchase shares of our common stock available for future grant as of March 31, 2008 under the 2001 Equity Incentive Plan.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 30, 2008, by each of our directors, each of our executive officers named in the Summary Compensation Table above, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o United Energy Corp., 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.

	Amount and
	Nature of
Name and Address	Beneficial	Percent of
of Beneficial Owner	Ownership(1)	Class (1)

Ronald Wilen	4,407,000(2)	13.8%

James McKeever, CPA	3,000	*

Jack Silver	3,155,340(3)	9.9%
SIAR Capital LLC
660 Madison Avenue
New York, NY 10021

Martin Rappaport	2,290,000(4)	7.4%

Adam Hershey	0	*

Peter Garson-Rappaport	0	*

John A. Lack	0	*

All current executive officers and directors as a group (6 persons)	9,855,340	30.1%

5% or Greater Stockholders:

Joseph J. Grano, Jr.	2,008,665(5)	6.4%
c/o Centurion Holdings LLC
1185 Avenue of the Americas, Suite 2250
New York, NY 10036
________________
* Less than 1% of outstanding shares.

(1)
As of June 30, 2008, the Company had 31,030,115 shares of common stock and three shares of Preferred Stock outstanding. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)
Includes (i) stock options to purchase 400,000 shares at an exercise price of $1.11 per share, (ii) stock options to purchase 100,000 shares at an exercise price of $1.80 per share, (iii) stock options to purchase 60,000 shares at an exercise price of $1.00 per share, (iv) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable and (v) stock options to purchase 250,000 shares at $1.00 per share.

(3)
Includes (i) 2,313,333 shares held by Sherleigh, a trust of which Mr. Silver is the trustee, (ii) 5,682,667 shares of common stock issuable upon exercise of warrants held by Sherleigh; and (iii) 24,000 shares of common stock issuable upon conversion of 3 shares of Preferred Stock held by Sherleigh, but excludes shares of Common Stock underlying such warrants and Preferred Stock to the extent following the exercise or conversion thereof, Sherleigh and its affiliates would be deemed to beneficially own more than 9.9% of the total number of issued and outstanding common stock of the Company. Pursuant to the terms of the warrants and the Preferred Stock, the warrants the Preferred Stock cannot be exercised or converted to the extent following such exercise or conversion the holder or its affiliates would beneficially own more than 9.99% of the total number of issued and outstanding Common Stock of the Company. The three shares of Preferred Stock constitute 100% of the class of such voting equity securities.

(4)
Includes (i) stock options to purchase 10,000 shares at an exercise price of $0.70 per share, (ii) stock options to purchase 10,000 shares at an exercise price of $1.30 per share, (iii) stock options to purchase 10,000 shares at an exercise price of $1.18 per share, (iv) stock options to purchase 40,000 shares at an exercise price of $1.00 per share, (v) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable.

(5)	Includes 1,875,332 shares of Common Stock and warrants to purchase 133,333 shares of common stock.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at March 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,687,500	$1.16	—
Equity compensation plans not approved by security holders	1,475,000	$1.55	—
Total	5,162,500		—

Change of Control

Pursuant to a Securities Purchase Agreement, dated March 18, 2005, among the Company and the Purchasers identified therein, including Sherleigh, as amended by the First Amendment to Securities Purchase Agreement, dated as of January 26, 2006, and by the Second Amendment to Securities Purchase Agreement, dated as of March 9, 2006 (as amended, the “Purchase Agreement”), during the period of March 2005 through March 2006, Sherleigh purchased from the Company (a) 1,333,333 shares of Common Stock, (b) warrants to acquire 5,682,667 shares of Common Stock, and (c) three shares of the Company’s Preferred Stock for an aggregate purchase price of $1,090,331.

The Purchase Agreement and the Preferred Stock provide that, upon the occurrence of a “Triggering Event” and during the “Period of Triggering Event”, the holders of the majority of the outstanding shares of Preferred Stock have the right to designate up to a majority of the members of our board of directors. “Triggering Event” is defined as (i) failure of the Company to have gross revenues of at least $5 million for the six month period ending September 30, 2006 or (ii) material breach by the Company of any of its representations, warranties, agreements or covenants contained in the Purchase Agreement and certain other agreements and instruments entered into in connection therewith. The Company failed to have gross revenues of at least $5 million during the six months ended September 30, 2006, and thus, a Triggering Event has occurred. “Period of the Triggering Event” is defined as date commencing upon the occurrence of a Triggering Event and ending on the date the purchasers under the Purchase Agreement no longer hold in the aggregate at least 1,500,000 shares of common stock issued pursuant to the Purchase Agreement and issuable upon the exercise of any warrants issued pursuant to the Purchase Agreement or upon conversion of the Preferred Stock. Accordingly, pursuant to the terms of the Purchase Agreement and the Preferred Stock, Sherleigh, as the holder of all outstanding shares of Preferred Stock, has the right to designate a majority of the members of our board of directors.

As of June 30, 2008, three of our six directors have been designated by Sherleigh. Such designees of Sherleigh are Jack Silver, Adam Hershey and Peter Garson-Rappaport.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of March 31, 2008 was $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, one of our directors, owned the building through September 2007 in which we lease our principal executive offices in Secaucus, New Jersey. We paid $115,200 per year under the lease, excluding real estate taxes. We believe that this transaction was advantageous to us and was on terms no less favorable to us than could have been obtained from unaffiliated third parties.

During August 2005, the Chairman of the Board, Ron Wilen and the President and Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans are both unsecured, non-interest bearing and due upon demand. Each of these loans was repaid in full in April, 2006.

Securities Purchase Agreement

Pursuant to the Purchase Agreement, in March 2005, Sherleigh purchased from the Company 533,333 shares of common stock and Series A Warrants to acquire 266,667 shares of common stock for a purchase price of $426,664. Thereafter, during the period of August 2005 through January 2006, Sherleigh purchased, pursuant to the Purchase Agreement, 800,000 additional shares of common stock and additional Series A Warrants to acquire 400,000 shares of common stock for an aggregate purchase price of $639,667. Then in March 2006, pursuant to the Purchase Agreement, Sherleigh purchased 3 shares of Preferred Stock, Series B Warrants to acquire 12,000 shares of common stock and Series C Warrants to acquire 5,004,000 shares of common stock for a purchase price of $24,000.

In addition, pursuant to the Purchase Agreement, and the Preferred Stock, upon the occurrence of a “Triggering Event” and during the “Period of Triggering Event”, the holders of the majority of the outstanding Preferred Stock have the right to designate up to a majority of the members of the Company’s board of directors. “Triggering Event” is defined as (i) failure of the Company to have gross revenues of at least $5 million for the six month period ending September 30, 2006 or (ii) material breach by the Company of any of its representations, warranties, agreements or covenants contained in the Purchase Agreement and certain other agreements and instruments entered into in connection therewith. The Company failed to have gross revenues of at least $5 million for the six months ended September 30, 2006, and thus a Triggering Event has occurred. “Period of the Triggering Event” is defined as date commencing upon the occurrence of a Triggering Event and ending on the date the purchasers under the Purchase Agreement no longer hold in the aggregate at least 1,500,000 shares of common stock issued pursuant to the Purchase Agreement or issuable upon the exercise of any warrants issued pursuant to the Purchase Agreement or upon conversion of the Preferred Stock.

The Purchase Agreement also provides that until March 18, 2009, the purchasers have the right to participate in any future equity financing, including securities convertible into or exchangeable into equity securities.

Series A, Series B and Series C Warrants

Each of the Series A, Series B and Series C Warrants provide that they may be exercised at any time prior to the five year anniversary date of the issuance of such warrants, for an exercise price of $1.00 per share. The warrants also provide for cashless exercise at the option of the holder and anti-dilution protection in the event the Company is deemed to have issued shares of common stock for a price less than the exercise price.

Series A Convertible Preferred Stock

Each share of Preferred Stock earns dividends at the rate of 6% per annum of the Stated Value of $8,000. Such dividends are payable from legally available funds on June 30th and December 30 of each year, or at the option of the holder, in shares of common stock of the Company at $1.00 per share.

Each share of Preferred Stock is convertible into 8,000 shares of common stock at the option of the holder. Such conversion rate is subject to anti-dilution protections in the event the Issuer is deemed to have issued shares of Common Stock at a price less than the conversion price.

The holders of the Preferred Stock have no voting rights except as required by law and except the right to designate and elect a majority of the Company’s board of directors upon the occurrence of a Triggering Event, as described above.

In the event of a liquidation, dissolution or winding up of the Company’s business, the holders of the Preferred Stock have a liquidation preference equal to $8,000 per share of Preferred Stock plus all accrued but unpaid dividends thereon.

Registration Rights Agreements

In connection with the Purchase Agreement the Company entered into a Registration Rights Agreement, wherein it agreed to file a registration statement registering the common stock issued pursuant to the Purchase Agreement and the common stock underlying the Series A Warrants, the Series B Warrants and the Preferred Stock.

In connection with the Second Amendment to the Purchase Agreement, the Company entered into a Registration Rights Agreement, wherein it agreed to file a registration statement registering the common stock underlying the Series C Warrants.

Director Independence

The board of directors have determined that Messrs Silver, Hershey, Garson-Rappaport, Rappaport and Lack are independent directors as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 13. EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of United Energy Corp. (1)
3.2	Amendment to the Articles of Incorporation. (2)
3.3	Articles of Incorporation: Articles Fourth, Fifth and Seventh. (1)
3.6	By-Laws of United Energy Corp. (1)
3.7	By-Laws: Article I: Sections: Six, Seven, Eight, Nine, Ten; Article II: Section Nine: Article IV: Section Two. (1)
3.8	New Article V of the Bylaws. (13)
3.9	Amendment to Articles of Incorporation of United Energy Corp. (10)
3.10	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (13)
4.1	Form of Stock Certificate of United Energy Corp.(1)
4.2	Common Stock Purchase Warrant, dated March 24, 2004. (3)
4.3	Form of March 2005 Series A Purchase Warrant. (7)
4.4	Form of March 2005 Series B Purchase Warrant. (7)
4.5	Warrant Certificate, dated April 27, 2005. (8)
4.6	2002 Common Stock Purchase Warrant. (9)
4.7	Common Stock Purchase Warrant, dated February 28, 2005. (6)
4.8	Form of Series C Warrant. (13)
4.9	Form of Warrant between United Energy Corp. and Connie Kristan. (15)
4.10	Form of Warrant between United Energy Corp. and Joseph Grano. (15)
10.1	2001 Equity Incentive Plan, as amended on May 29, 2002. (4)
10.2	Securities Purchase Agreement, dated March 18, 2005, between United Energy Corp. and the Purchasers identified therein. (7)
10.3	Registration Rights Agreement, dated March 18, 2005, between United Energy Corp. and the Purchasers identified therein. (7)
10.4	Consulting Services Agreement, dated April 27, 2005, between United Energy Corp. and Ben Barnes. (8)
10.5	2002 Common Stock and Warrant Purchase Agreement. (9)
10.6	United Energy Corp. 2001 Equity Incentive Plan, Amended and Restated Effective May 29, 2002. (10)
10.7	Form of Incentive Stock Option Agreement. (11)
10.8	Form of Stock Option Agreement. (11)
10.9	First Amendment to Securities Purchase Agreement, dated January 26, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (12)
10.10	Second Amendment to Securities Purchase Agreement, dated as of March 9, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (13)
10.11	Registration Rights Agreement, dated as of March 9, 2006, by and between United Energy Corp. and Sherleigh Associates, Inc. Profit Sharing Plan. (13)
10.12	Form of Securities Purchase Agreement dated as of March 24, 2006. (14)
10.13	Form of Registration Rights Agreement dated as of March 24, 2006. (14)
10.14	Form of First Amendment to Securities Purchase Agreement and Registration Rights Agreement dated as of March 24, 2006. (14)
10.15	Employment Agreement with Ronald Wilen dated April 17, 2007. (16)
10.16	Master Purchase Agreement, dated February 23, 2006, between Petrobras America Inc. and the Company*
21.1	Subsidiaries of Small Business Issuer (15)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Interim Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer’s and Interim Chief Financial Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
(1)	Incorporated by reference from the exhibits filed with the Form 10 on June 20, 2000.
(2)	Incorporated by reference from the exhibits filed with the Form 10-Q for the period ended September 30, 2001.
(3)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 30, 2004.
(4)	Incorporated by reference from the exhibits filed with the Schedule 14A for the year ended March 31, 2003.
(5)	Incorporated by reference from the exhibits filed with the Registration Statement on Form SB-2 (No. 333 115484).
(6)	Incorporated by reference from the exhibits filed with the Form 8-K filed on April 12, 2005.
(7)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 23, 2005.
(8)	Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2005.
(9)	Incorporated by reference from the exhibits filed with the Form S-3 filed on September 13, 2005.
(10)	Incorporated by reference from the exhibits filed with the Definitive Schedule 14A filed on July 18, 2005
(11)	Incorporated by reference from the exhibits filed with the Form S-8 filed on September 29, 2005.
(12)	Incorporated by reference from the exhibits filed with the Form 8-K filed on January 27, 2006.
(13)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 9, 2006.
(14)	Incorporated by reference from the exhibits filed with the Form SB-2 filed on April 24, 2006.
(15)	Incorporated by reference from the exhibits filed with the Form 10-KSB filed on May 29, 2006.
(16)	Incorporated by reference from the exhibits filed with the Form 10-QSB filed for the period ended June 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to billed by Imowitz, Koenig & Co., LLP (“Imowitz”) for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2008 and 2007 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years were approximately $75,000 and $70,000, respectively.

Audit-Related Fees

Fees of $7,088 and $3,473 to Imowitz for audit-related services for the fiscal year ended March 31, 2008 and March 31, 2007.

Tax Fees

No fees were billed by Imowitz for tax services rendered for the fiscal years ended March 31, 2008 and 2007.

All Other Fees

Imowitz did not render any other services, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended March 31, 2008 or for the fiscal year ended March 31, 2007.

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

UNITED ENERGY CORP.

Date: July 14, 2008	By:	/s/ Ronald Wilen
Ronald Wilen
Chief Executive Officer

	By:	/s/ James McKeever
James McKeever
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald Wilen	Chief Executive Officer, President and	July 14, 2008
Ronald Wilen	Secretary (principal executive officer)

/s/ James McKeever	Interim Chief Financial Officer	July 14, 2008
James McKeever	(principal financial and accounting officer)

/s/ Adam Hershey	Director	July 14, 2008
Adam Hershey

/s/ Peter Garson-Rappaport	Director	July 14, 2008
Peter Garson-Rappaport

/s/ John Lack	Director	July 14, 2008
John Lack

/s/ Martin Rappaport	Director	July 14, 2008
Martin Rappaport

/s/ Jack Silver	Director, Chairman of the Board of	July 14, 2008
Jack Silver	Directors

UNITED ENERGY CORP. AND SUBSIDIARIES

FORM 10-KSB

ITEM 7

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of United Energy Corp. and its subsidiaries required to be included in Item 7 are listed below:

Page

Report of independent registered public accounting firm	F-2

Consolidated balance sheets as of March 31, 2008 and March 31, 2007	F-3-F-4

For the periods ended March 31, 2008 and 2007:
Consolidated statements of operations	F-5
Consolidated statements of stockholders' equity	F-6
Consolidated statements of cash flows	F-7- F-8
Notes to consolidated financial statements	F-9-F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of United Energy Corp.:

We have audited the accompanying consolidated balance sheets of United Energy Corp. (a Nevada corporation) and subsidiaries as of March 31, 2008 and March 31, 2007 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Energy Corp. and subsidiaries as of March 31, 2008 and March 31, 2007 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ IMOWITZ, KOENIG & CO., LLP
New York, New York
July 14, 2008

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	March 31,	March 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$858,575	$2,863,906
Accounts receivable, net of allowance for doubtful accounts of $25,329 and $5,879, respectively	247,747	64,466
Inventory	141,667	138,798
Prepaid expenses and other current assets	162,255	128,216
Loan receivable, net of reserve of $25,000	25,000	-
Assets of discontinued operations	-	4,507
Total current assets	1,435,244	3,199,893

PROPERTY AND EQUIPMENT, net of accumulated depreciation	51,356	88,081

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $193,330 and $150,861, respectively	386,687	345,889
Loans receivable	5,023	1,864
Deposits	1,385	1,385
Total assets	$1,895,194	$3,652,611

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	March 31,	March 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$167,913	$133,135
Accrued expenses	113,698	99,226
Due to related parties	244,141	244,141
Total current liabilities	525,752	476,502

STOCKHOLDERS' EQUITY:
Preferred Stock: 100,000 shares authorized Series A Convertible Preferred Stock:
$8,000 stated value, 3 shares issued and outstanding as of March 31, 2008 and 2007	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 shares issued and outstanding as of March 31, 2008 and 2007	310,301	310,301
Additional paid-in capital	21,775,204	21,540,041
Accumulated deficit	(20,740,063)	(18,698,233)
Total stockholders' equity	1,369,442	3,176,109
Total liabilities and stockholders' equity	$1,895,194	$3,652,611

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUES, net	$1,042,320	$811,893

COST OF GOODS SOLD	469,237	363,208

Gross profit	573,083	448,685

OPERATING EXPENSES:
Selling, general and administrative	2,609,343	2,811,970
Depreciation and amortization	69,171	76,434
Total operating expenses	2,678,514	2,888,404

Loss from operations	(2,105,431)	(2,439,719)

OTHER INCOME (EXPENSE), net:
Interest income	67,504	169,653
Interest expense	(2,463)	(2,725)
Total other income (expense), net	65,041	166,928

Net loss from continuing operations	(2,040,390)	(2,272,791)

DISCONTINUED OPERATIONS:
Income from discontinued operations	-	252

Net loss	(2,040,390)	(2,272,539)

Preferred dividends	(1,440)	(1,526)

Net loss applicable to common shareholders	$(2,041,830)	$(2,274,065)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.07)	$(0.07)
Income from discontinued operations	0.00	0.00
Total basic and diluted loss per share	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,030,115	31,029,327

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
BALANCE, April 1, 2006	31,017,615	$310,176	$24,000	$21,221,471	$(16,424,168)	5,131,479
Exercise of stock options	12,500	125		13,750	-	13,875
Compensation expense associated with options	-	-		304,820	-	304,820
Dividends paid and accrued on
on preferred shares					(1,526)	(1,526)
Net loss	-	-	-	-	(2,272,539)	(2,272,539)
BALANCE, March 31, 2007	31,030,115	310,301	24,000	21,540,041	(18,698,233)	3,176,109
Compensation expense associated with options	-	-		235,163	-	235,163
Dividends paid and accrued on On preferred shares					(1,440)	(1,440)
Net loss					(2,040,390)	(2,040,390)
BALANCE, March 31, 2008	31,030,115	$310,301	$24,000	$21,775,204	$(20,740,063)	$1,369,442

The accompanying notes are an integral part of this consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations	$(2,040,390)	$(2,272,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	80,578	93,690
Compensation expense associated with options	235,163	304,820
Asset transferred in legal settlement	5,003	-
Changes in operating assets and liabilities
(Increase ) decrease in accounts receivable, net	(183,281)	27,091
Increase in inventory, net	(2,870)	(39,461)
Increase in loan receivable, net	(25,000)	-
Increase in prepaid expenses and other current assets	(34,038)	(43,559)
Increase (decrease) in accounts payable and accrued expenses	49,251	(181,228)
Net cash used in continuing operations	(1,915,584)	(2,111,438)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net income from discontinuing operations	-	252
Decrease (increase) in accounts receivable, net	31	(31)
Decrease in inventory, net	-	7,620
Decrease in note receivable, net	4,476	15,000
Net cash provided by discontinuing operations	4,507	22,841
Net cash used in operating activities	(1,911,077)	(2,088,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable	(3,160)	(1,500)
Payments for acquisition of property and equipment	(6,387)	(3,710)
Payments for patent	(83,267)	(49,384)

Cash used in investing activities	(92,814)	(54,594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	-	(200,000)
Proceeds from the exercise of stock options	-	13,875
Preferred stock dividend	(1,440)	(1,526)

Net cash used in financing activities	(1,440)	(187,651)

Net decrease in cash and cash equivalents	(2,005,331)	(2,330,842)
CASH AND CASH EQUIVALENTS, beginning of period	2,863,906	5,194,748
CASH AND CASH EQUIVALENTS, end of period	$858,575	$2,863,906

The accompanying notes are an intergral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$2,463	$2,725
Income taxes	$3,680	$1,235

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1. DESCRIPTION OF BUSINESS AND GOING CONCERN

United Energy Corp. (“United Energy” or the Company”) considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty chemical products with applications in several industries and markets. Our current line of products include K-Line of chemical products for the oil industry and related products.

Through our wholly owned subsidiary, Green Globe Industries, Inc., we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. Military.

During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period. The report of the independent registered public accounting firm with respect to our consolidated financial statements included in this Report includes a “going concern” qualification, indicating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our continued existence is dependent upon several factors, including raising additional capital through equity or debt financing, increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our product lines. In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

There can be no assurance that we will be successful in stimulating sales or reducing expenses to levels sufficient to generate cash flow sufficient to fund our anticipated liquidity requirements. There also can be no assurance that available financing will be available, or if available, that such financing will be on terms acceptable to us.

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

On an on-going basis, United Energy evaluates its estimates, including those related to valuation of options and warrants, bad debts, inventories, intangible assets, contingencies and litigation. United Energy bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended March 31, 2008 and 2007 was $38,108 and $62,622, respectively.

Property and equipment consists of the following at March 31, 2008 and 2007:

	2008	2007
Furniture and fixtures	$81,642	$79,046
Machinery and equipment	336,887	336,396
Vehicles	42,001	82,139
Leasehold improvements	26,203	26,203
	486,733	523,784

Less- Accumulated depreciation and amortization	(435,377)	(435,703)
Property and equipment, net	$51,356	$88,081

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

As required by SFAS 142, the Company completed its transitional impairment testing of intangible assets. Under SFAS 142, a goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing fair value of a reporting unit with its carrying value, and (ii) if there is an impairment the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

As of March 31, 2008 the Company completed its annual impairment testing of goodwill. The Company estimated the fair value of its goodwill by using discounted cash flow analysis. As a result of the impairment tests, the Company did not record a goodwill impairment charge related to the Green Globe segment, during the years ended March 31, 2008 and 2007.

Goodwill consists of the following at March 31, 2008 and 2007:

	2008	2007
Goodwill	$86,523	$86,523
Less: Impairment loss	53,320	53,320
Less: Accumulated amortization	17,704	17,704

Goodwill, net	$15,499	$15,499

Research & Development

Our products are the result of research and development expenditures. The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred research and development costs of $298,618 and $232,517 for the fiscal years ended March 31, 2008 and 2007, respectively.

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

Stock-Based Compensation

In accordance with Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-based payments”, the Company records compensation expense for all stock-based payment awards made to employees based on estimated fair value.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities will not have a material effect on the Company’s consolidated financial statements. The Company has not determined whether the adoption of SFAS 157 will have a material impact on its consolidated financial position and results of operations on January 1, 2009 for non-financial assets and liabilities.

Per Share Data

SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted loss per share for the years ended March 31, 2008 and 2007 does not include 11,802,500 and 14,517,500 stock options, warrants and convertible preferred stock, respectively, since the inclusion would have been antidilutive.

Concentrations of Risk

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Accounts and Notes Receivable

The Company had two customers that accounted for 82% of the total accounts receivable at March 31, 2008 and three customers that accounted for 72% of the total accounts receivable at March 31, 2007. One company accounted for 61% and 38%, the second accounted for 21% and 17%, and the last accounted for 0% and 17% at March 31, 2008 and 2007 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations.

Significant Customers

The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2008 and 2007, are as follows:

	2008	2007

Customer A	25%	0%
Customer B	22%	46%
Customer C	24%	8%

Vendors

The Company purchased supplies from major venders for the years ended March 31, 2008 and 2007 as follows:

	2008	2007

Vendor A	27%	40%
Vendor B	24%	26%

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, note and loan receivable, inventory, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

3. INVENTORY

Inventory consists of the following as of March 31, 2008 and 2007:

	2008	2007

Blended chemicals	$85,615	$93,814
Raw materials	56,052	44,984
Total inventory	$141,667	$138,798

4. DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2007, the Company discontinued the sale of its Uniproof proofing paper resulting in the graphic arts segment becoming a discontinued operation.

The financial position and results of operations described above are presented as assets and liabilities of discontinued operations in the consolidated balance sheets and discontinued operations in the consolidated statement of operations, respectively for all periods presented in accordance with SFAS No. 144.

A summary of the results of discontinued operations for the fiscal year ended March 31, 2008 and 2007 is as follows:

	2008	2007
Revenues	$—	$1,310
Cost of goods sold	—	1,058
Gross profit	$—	$252

A summary of assets and liabilities of discontinued operations as of March 31, 2008 and 2007is as follows:

	2008	2007
Accounts receivable	$—	$31
Inventory	—	—
Note receivable	—	4,476
Assets of discontinued operations	$—	$4,507

5. RELATED PARTY TRANSACTIONS

The Company had an amount due to Robert Seaman, a shareholder and former director of the Company. The amount due as of March 31, 2008 and 2007 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

Martin Rappaport, a major shareholder and director of the Company, owned the property through September 2007 from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company paid $115,200 per year under the lease, excluding real estate taxes.

During August 2005, the former Chairman of the Board and current Chief Executive Officer, Ron Wilen and the former Chief Executive Officer, Brian King, each loaned the Company $100,000. The loans were both unsecured, non-interest bearing and due upon demand. These loans were repaid in April 2006.

6. COMMITMENTS AND CONTINGENCIES

Litigation

Sales Commission Claim

In July 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett. The plaintiffs allege that they were retained as the sales representatives of the Company and in that capacity made sales of the Company’s products to the United States government and to commercial entities. The plaintiffs further allege that the Company failed to pay to the plaintiffs agreed commissions at the rate of 20% of gross sales of the Company’s products made by the plaintiffs. The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. The plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs. In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket. The action, if tried, will be tried without a jury. No trial date has yet been scheduled. The Company believes that we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the case. The outcome of this matter cannot be determined at this time.

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

Lease Commitments

The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2011. Certain leases contain renewal options. The following is a schedule of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2008.

Year
2009	$132,610
2010	125,834
2011	31,200
Total minimum lease payments	$289,644

Operating lease expense was $133,953 and $128,528 for the years ended March 31, 2008 and 2007, respectively.

7.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000 shares of preferred stock in one or more series, with such voting powers, designations, preferences, limitations, restrictions and relative rights as may be established by resolution of the Board of Directors.

The Company has issued three shares of Series A Convertible Preferred Stock (the “Preferred Stock”), with a par value of $0.01 per share and a stated value of $8,000 per share. The Preferred Stock is non redeemable and is convertible at the election of the holder into shares of Common Stock, based on the stated value per share, at an initial conversion price of $1.00 per share. The Preferred Stock pays a dividend at a rate of 6% per annum. Upon any liquidation of the Company, the holder of the Preferred Stock will be entitled to be paid, prior to the Common Stock or any other security that by their terms are junior to the Preferred Stock. The Preferred Stock has no voting rights, however upon the occurrence of a Triggering Event (as defined in the agreement), the holder of the Preferred Stock has the right, at their option, to designate and elect a majority of the Company’s Board of Directors. The Triggering Event occurred during the fiscal year ended March 31, 2007 and the holder of the Preferred Stock exercised the option during the fiscal year ended March 31, 2008

Warrants

The Company has issued warrants in conjunction with various private placements of its stock and convertible term note in exchange for sevices. All warrants are currently exercisable.

The following table sumarizes warrant information for the years ended March 31, 2008 and 2007.

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding April 1, 2006	11,741,000	$1.32
Expired	(750,000)	$0.60
Outstanding March 31, 2007	10,991,000	$1.41
Expired	(3,000,000)	$2.00
Outstanding March 31, 2008	7,991,000	$1.14

As of March 31, 2008, outstanding common stock warrants are as follows:

Number of	Exercise
Warrants	Price	Expiration Date

100,000	$1.00	January 18, 2009
175,000	$1.50	March 24, 2009
100,000	$1.25	March 24, 2011
100,000	$1.50	March 24, 2011
100,000	$1.75	March 24, 2011
50,000	$1.00	May 17, 2009
50,000	$2.00	May 17, 2009
100,000	$1.25	February 28, 2012
100,000	$1.50	February 28, 2012
100,000	$1.75	February 28, 2012
500,000	$1.34	April 27, 2015
500,000	$2.00	April 27, 2015
6,016,000	$1.00	March 24, 2011
7,991,000	$1.14

8. INCOME TAXES

Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities including those assets and liabilities recorded in connection with acquisitions. Deferred tax assets and liabilities result principally from recording certain expenses or income in the financial statements in a different period from recognition for income tax purposes. As of March 31, 2008, the Company had a net operating loss carryforward for tax purposes of approximately $16,790,000, which is available to reduce its future taxable income, and expires at various dates through 2027. $106,000 is expiring in 2015, $820,000 expiring in 2016, $889,000 expiring in 2017, $736,000 expiring in 2018, $100,000 expiring in 2020, $782,000 expiring in 2021, $2,692,000 expiring in 2022, $2,404,000 expiring in 2023, $1,709,000 expiring in 2024, $2,840,000 expiring in 2025, $1,972,000 expiring in 2026 and $1,740,000 expiring in 2027. A full valuation allowance has been established against the deferred tax assets, which are mainly related to the net loss carryforward, due to the uncertainties surrounding the utilization of the carryforward and limitations resulting from a change in control. There are no other significant timing differences.

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

There were no stock options to purchase shares of common stock for future grant as of March 31, 2008 under the 2001 equity incentive plan.

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2008	2007
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	79.16- 88.50	90.58
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.15 and $1.17 for the years ended March 31, 2008 and 2007, respectively.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the years ended March 31, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding March 31, 2006	3,185,000	$1.11	8.48
Exercised	(12,500)
Granted	340,000	$1.74
Cancelled	(10,000)	$1.00
Options outstanding March 31, 2007	3,502,500	$1.17	7.16
Granted	285,000	$1.00
Options outstanding March 31, 2008	3,787,500	$1.15	6.36

Vested and expected to vest – end of year	3,787,500	$1.15	6.36	$—
Exercisable – end of year	3,580,021	$1.16	6.19	$—

During the year ended March 31, 2008, pursuant to the terms of an employment agreement dated April 17, 2007, with Ronald Wilen, Chief Executive Officer, President and Secretary, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement shall be the fair market value of the common stock underlying such option on the date such option was granted. The initial grant of 50,000 stock options will be granted out of the 2001 Equity Incentive Plan at the one year anniversary. In addition, the stock option to purchase 135,000 shares has been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan. After the reservation described in the immediately preceding sentence, no shares remain available for grant out of the 2001 Equity Incentive Plan. Thus, the remaining stock options to purchase 65,000 shares granted to Mr. Wilen will be non-qualified stock options, unless the Company amends the 2001 Equity Incentive Plan in order to increase the number of shares that may be granted pursuant to such plan or adopts a new stock option plan.

Options outstanding at March 31, 2008 have an exercise price ranging between $0.70 to $2.05.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2008. This amount changes based upon changes in the fair market value of United Energy’s stock. As of March 31, 2008, $76,400 of the total unrecognized compensation costs related to stock options is expected to be recognized over the next four years.

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

Geographic Information:

	2008	2007

U.S.	$729,678	$682,090

Nigeria	255,024	—

Other	57,618	129,803

Totals	$1,042,320	$811,893