Form 10-Q
period 2008-06-30
UNITED ENERGY CORP /NV/
filed 2008-08-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☑

As of the close of business on August 14, 2008, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets June 30, 2008 (Unaudited) and March 31, 2008	3-4

	Consolidated statements of operations for the three months ended June 30, 2008 (Unaudited) and 2007 (Unaudited)	5

	Consolidated statement of stockholders' equity for the three months ended June 30, 2008 (Unaudited)	6

	Consolidated statements of cash flows for the three months ended June 30, 2008 (Unaudited) and 2007 (Unaudited)	7-8

	Notes to consolidated financial statements	9-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$472,868	$858,575
Accounts receivable, net of allowance for doubtful accounts of $25,756 and $25,329, respectively	341,697	247,747
Inventory	160,917	141,667
Prepaid expenses and other current assets	139,094	162,255
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	1,139,576	1,435,244

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $439,630 and $435,377 respectively	48,157	51,356

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $202,957 and $193,330, respectively	382,846	386,687
Loans receivable	5,735	5,023
Deposits	1,385	1,385
Total assets	$1,593,198	$1,895,194

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$214,531	$167,913
Accrued expenses	82,677	113,698
Due to related parties	244,141	244,141
Total current liabilities	541,349	525,752

STOCKHOLDERS' EQUITY:
Preferred Stock: 100,000 shares authorized; Series A Convertible Preferred Stock: $8,000 stated value, 3 shares issued and outstanding as of June 30, 2008 and March 31, 2008	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 shares issued and outstanding as of June 30, 2008 and March 31, 2008	310,301	310,301
Additional paid-in capital	21,781,646	21,775,204
Accumulated deficit	(21,064,098)	(20,740,063)
Total stockholders' equity	1,051,849	1,369,442
Total liabilities and stockholders' equity	$1,593,198	$1,895,194

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended June 30,
	2008	2007
	(Unaudited)

REVENUES, net	$213,638	$276,240

COST OF GOODS SOLD	108,534	117,490

Gross profit	105,104	158,750

OPERATING EXPENSES:
Selling, general and administrative	416,709	656,035
Depreciation and amortization	12,271	18,600
Total operating expenses	428,980	674,635

Loss from operations	(323,876)	(515,885)

OTHER INCOME (EXPENSE), net:
Interest income	802	28,876
Interest expense	(601)	(884)
Total other income (expense), net	201	27,992

Net loss	(323,675)	(487,893)

Preferred dividends	(360)	(446)

Net loss applicable to common shareholders	$(324,035)	$(488,339)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,030,115	31,030,115

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2008	31,030,115	$310,301	$24,000	$21,775,204	$(20,740,063)	$1,369,442
Compensation expense associated with options	—	—	-	6,442	—	6,442
Dividends accrued on preferred shares	—	—	—	—	(360)	(360)
Net loss	—	—	—	—	(323,675)	(323,675)
BALANCE, June 30, 2008	31,030,115	$310,301	$24,000	$21,781,646	$(21,064,098)	$1,051,849

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(323,675)	$(487,893)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,880	22,686
Compensation expense associated with options	6,442	58,109

Changes in operating assets and liabilities
Increase in accounts receivable, net	(93,949)	(198,120)
Increase in inventory, net	(19,249)	(5,353)
Decrease in prepaid expenses and other current assets	23,160	8,565
Increase in accounts payable and accrued expenses	15,597	66,173
Net cash used in continuing operations	(377,794)	(535,833)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Decrease in accounts receivable, net	-	31
Net cash provided by discontinuing operations	-	31
Net cash used in operating activities	(377,794)	(535,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(713)	(4,721)
Payments for acquisition of property and equipment	(1,054)	(4,896)
Payments for patents	(5,786)	(16,624)

Cash used in investing activities	(7,553)	(26,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividend	(360)	(360)

Net cash used in financing activities	(360)	(360)

Net decrease in cash and cash equivalents	(385,707)	(562,403)

CASH AND CASH EQUIVALENTS, beginning of period	858,575	2,863,906

CASH AND CASH EQUIVALENTS, end of period	$472,868	$2,301,503

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$601	$884
Income taxes	$1,560	$2,150

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2008 (unaudited) and the results of its operations for the three months ended June 30, 2008 and 2007 (unaudited) and cash flows for the three months ended June 30, 2008 and 2007 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2009.

The consolidated balance sheet as of March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

Going Concern– During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period. During the three months ended June 30, 2008 the Company experienced a net loss from operations of $323,675 and a negative cash flow from operations $377,794. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

3. INVENTORY

Inventory consists of the following:

	June 30,	March 31,
	2008	2008
Blended chemicals	$104,841	$85,615
Raw materials	56,076	56,052
Total inventory	$160,917	$141,667

4. RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a shareholder and former director of the Company. Amount due to the related party as of June 30, 2008 and 2007 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

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

During April 2007, the Company entered into an employment agreement with the Chairman of the Board, Ron Wilen. See note 5 for additional information.

5. EMPLOYEE BENEFITS PLAN

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

UNITED ENERGY
CORP.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Fair Value of Stock Options
For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2008	2007
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	78.0	88.5
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.15 for the three months ended June 30, 2008.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2008	3,787,500	$1.15	6.36
Granted	—
Exercised	—
Options outstanding June 30, 2008	3,787,500	$1.15	6.11
Vested and expected to vest-end of quarter	3,787,500	$1.15	6.11	$—
Exercisable–end of quarter	3,595,014	$1.16	5.95	$—

UNITED ENERGY
CORP.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Options outstanding at June 30, 2008 have an exercise price ranging between $0.70 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2008. This amount changes based upon changes in the fair market value of United Energy’s stock. As of June 30, 2008, $72,980 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and nine months.

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

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by us from time to time. The discussion of our liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to our operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein and those discussed under the heading “Risk Factors” in the Company’s 10-KSB for the fiscal year ended March 31, 2008. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report. Unless the context otherwise requires, “we”, “our”, “us”, the “Company” and similar phrases refer to United Energy Corp.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $213,638 for the quarterly period ended June 30, 2008 and $276,240 for the quarterly period ended June 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues. Revenues for the three months ended June 30, 2008 were $213,638, a $62,602, or 23% decrease from revenues of $276,240 in the comparable three months of 2007. Revenues from our Green Globe/Qualchem military sales decreased by $128,246 to $7,664 or 94% compared to $135,910 in the comparable three months ended June 30, 2007, offset by a increase of $65,644 to $205,974 or 47% compared to $140,330 in the comparable three months ended June 30, 2007 in sales of our K-Line of Chemical Products.

Cost of Goods Sold. Cost of goods sold decreased $8,956, or 8% to $108,534 or 51% of sales, for the three months ended June 30, 2008 from $117,490, or 43% of sales for the three months ended June 30, 2007. The decrease in cost of goods sold (which accounted for a higher percentage of revenues) was due to the lower sales level in the period compared to the comparable period in 2007. Cost of goods sold from our Green Globe/Qualchem military sales decreased by $60,367 to $2,219 or 96% compared to $62,586 in the comparable three months ended June 30, 2007, offset by an increase of $51,411 to $106,315 or 94% compared to $54,904 in the comparable three months ended June 30, 2007 in cost of goods sold of our K-Line of Chemical Products.

Gross Profit. Gross profit for the three months ended June 30, 2008, decreased by $53,646, or 34% to $105,104 or 49% of sales compared with $158,750 or 57% of sales in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales.

Operating Costs and Expenses

General and Administrative Expenses. General and administrative expenses decreased $239,326 to $416,709 or 195% of sales for the three months ended June 30, 2008 compared with $656,035 or 237% of sales for the three months ended June 30, 2007. The decrease in general and administrative expenses is primarily related to a decrease in professional fees, salaries due to the reduction of employees and a reduction in option costs charged for employees.

Depreciation and Amortization. Depreciation and amortization decreased to $12,271 for the three months ended June 30, 2008 from $18,600 for the three months ended June 30, 2007, reflecting the Company’s use of an accelerated method of depreciation, offset by a slight increase in fixed assets.

Interest Income. The Company had interest income of $802 for the three months ended June 30, 2008 compared with $28,876 in the corresponding period in 2007. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the three months ended June 30, 2008 as compared to June 30, 2007.

Net Loss. The three months ended June 30, 2008 resulted in a net loss of $323,675 or $0.01 per share as compared to a net loss of $487,893 or $0.02 per share for the three months ended June 30, 2007. The average number of shares of common stock used in calculating earnings per share remained the same at 31,030,115.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $472,868 in cash and cash equivalents, as compared to $858,575 at March 31, 2008.

The $385,707 decrease in cash and cash equivalents was due to net cash used in operations of $377,794, net cash used in investing activities of $7,553 and net cash used in financing activities of $360. Cash used in investing activities consisted of employee loans of $713, fixed asset purchases of $1,054 and patent purchases of $5,786. Cash used in financing activities consisted of preferred stock dividends of $360.

As of June 30, 2008 the Company’s backlog included $155,953 of chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period. During the three months ended June 30, 2008 the Company experienced a net loss from operations of $323,675 and a negative cash flow from operations $377,794. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Concentration of Risk

Sales to two of our customers, accounted for approximately 57% and 75% of our sales for the three months ending June 30, 2008 and 2007.

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.           Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

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

Dated: August 14, 2008	UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronal Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)