Form 10-Q
period 2008-09-30
UNITED ENERGY CORP /NV/
filed 2008-11-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of the close of business on November 14, 2008, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets September 30, 2008 (Unaudited) and March 31, 2008	3-4

	Consolidated statements of operations for the three months and six months ended September 30, 2008 (Unaudited) and 2007 (Unaudited)	5

	Consolidated statement of stockholders' equity for the six months ended September 30, 2008 (Unaudited)	6

	Consolidated statements of cash flows for the six months ended September 30, 2008 (Unaudited) and 2007 (Unaudited)	7-8

	Notes to consolidated financial statements	9-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18-19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$354,011	$858,575
Accounts receivable, net of allowance for doubtful accounts of $12,481 and $25,329, respectively	200,761	247,747
Inventory	137,396	141,667
Prepaid expenses and other current assets	45,569	162,255
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	762,737	1,435,244

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $447,832 and $435,377 respectively	121,168	51,356

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $212,622 and $193,330, respectively	374,689	386,687
Loans receivable	4,137	5,023
Deposits	1,385	1,385
Total assets	$1,279,615	$1,895,194

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$234,263	$167,913
Accrued expenses	37,376	113,698
Due to related parties	244,141	244,141
Total current liabilities	515,780	525,752

STOCKHOLDERS' EQUITY:
Preferred Stock: 100,000 shares authorized; Series A Convertible Preferred Stock: $8,000 stated value, 3 shares issued and outstanding as of September 30, 2008 and March 31, 2008	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,030,115 shares issued and outstanding as of September 30, 2008 and March 31, 2008	310,301	310,301
Additional paid-in capital	21,787,775	21,775,204
Accumulated deficit	(21,358,241)	(20,740,063)
Total stockholders' equity	763,835	1,369,442
Total liabilities and stockholders' equity	$1,279,615	$1,895,194

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$384,356	$113,777	$597,994	$390,017

COST OF GOODS SOLD	166,100	71,608	274,634	189,098

Gross profit	218,256	42,169	323,360	200,919

OPERATING EXPENSES:
Selling, general and administrative	499,256	622,992	915,965	1,279,027
Depreciation and amortization	12,631	18,922	24,902	37,522
Total operating expenses	511,887	641,914	940,867	1,316,549

Loss from operations	(293,631)	(599,745)	(617,507)	(1,115,630)

OTHER INCOME (EXPENSE), net:
Interest income	121	22,765	923	51,641
Interest expense	(273)	(437)	(874)	(1,321)
Total other income (expense), net	(152)	22,328	49	50,320

Net loss	(293,783)	(577,417)	(617,458)	(1,065,310)

Preferred dividends	(360)	(360)	(720)	(720)

Net loss applicable to common shareholders	$(294,143)	$(577,777)	$(618,178)	$(1,066,030)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES,
OUTSTANDING, basic and diluted	31,030,115	31,030,115	31,030,115	31,030,115

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2008	31,030,115	$310,301	$24,000	$21,775,204	$(20,740,063)	$1,369,442
Compensation expense associated with options	—	—	-	12,571	—	12,571
Dividends accrued on preferred shares	—	—	—	—	(720)	(720)
Net loss	—	—	—	—	(617,458)	(617,458)
BALANCE, September 30, 2008	31,030,115	$310,301	$24,000	$21,787,775	$(21,358,241)	$763,835

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(617,458)	$(1,065,310)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31,747	45,697
Compensation expense associated with options	12,571	116,216
Asset transferred in legal settlement	-	5,003

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable, net	46,986	(22,770)
Decrease (increase) in inventory, net	4,272	(59,412)
Decrease in prepaid expenses and other current assets	116,686	14,810
(Decrease) increase in accounts payable and accrued expenses	(9,972)	16,278
Net cash used in continuing operations	(415,168)	(949,488)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Decrease in accounts receivable, net	-	31
Decrease in note receivable, net	-	4,476
Net cash provided by discontinuing operations	-	4,507
Net cash used in operating activities	(415,168)	(944,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	885	(4,377)
Payments for acquisition of property and equipment	(82,267)	(4,896)
Payments for patents	(7,294)	(38,926)

Cash used in investing activities	(88,676)	(48,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividend	(720)	(720)

Net cash used in financing activities	(720)	(720)

Net decrease in cash and cash equivalents	(504,564)	(993,900)

CASH AND CASH EQUIVALENTS, beginning of period	858,575	2,863,906

CASH AND CASH EQUIVALENTS, end of period	$354,011	$1,870,006

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$874	$1,321
Income taxes	$1,560	$2,150

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2008 (unaudited) and the results of its operations for the three months and six months ended September 30, 2008 and 2007 (unaudited) and cash flows for the three months and six months ended September 30, 2008 and 2007 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and six months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2009.

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

Going Concern – During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period. During the six months ended September 30, 2008 the Company experienced a net loss from operations of $601,722 and a negative cash flow from operations of $415,168. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

2. RECENTLY ISSUED ACCOUNTING STANDARDS

 In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account seperately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

In April 2008, FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3. USE OF ESTIMATES

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

4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the period ended September 31, 2008 and the year ended March 31, 2008 were $12,455 and $38,108, respectively.

Property and equipment consists of the following::

	September 30,	March 31,
	2008	2008
Furniture and fixtures	$82,169	$81,642
Machinery and equipment	418,627	336,887
Vehicles	42,001	42,001
Leasehold improvements	26,203	26,203
	569,000	486,733
Less: Accumulated depreciation and amortization	(447,832)	(435,377)
Property and equipment, net	$121,168	$51,356

5. INVENTORY

Inventory consists of the following:

	September 30,	March 31,
	2008	2008
Blended chemicals	$74,871	$85,615
Raw materials	62,525	56,052
Total inventory	$137,396	$141,667

6. RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a shareholder and former director of the Company. Amount due to the related party as of September 30, 2008 and 2007 is $244,141. This amount is unsecured, non-interest bearing and due upon demand.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Martin Rappaport, a major shareholder and director of the Company, owned the property through September 2007 from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company pays approximately $126,000 per year under the lease, excluding real estate taxes. The Company believes that the lease is at fair market value with leases for similar facilities.

During April 2007, the Company entered into an employment agreement with the Chairman of the Board, Ron Wilen.

7. EMPLOYEE BENEFITS PLAN

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

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2008	2007
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	109.0	84.4
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.15 for the six months ended September 30, 2008.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2008	3,787,500	$1.15	6.36
Granted	—
Exercised	—
Options outstanding September 30, 2008	3,787,500	$1.15	6.11
Vested and expected to vest–end of quarter	3,787,500	$1.15	6.11	$—
Exercisable–end of quarter	3,607,432	$1.16	5.71	$—

Pursuant to the terms of an employment agreement with Ronald Wilen, Chief Executive Officer, President, Secretary and Director of the Company dated April 17, 2007, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement shall be the fair market value of the common stock underlying such option on the date such option was granted. The initial grant of 50,000 stock options was granted out of the 2001 Equity Incentive Plan on April 17, 2008. In addition, the stock option to purchase 135,000 shares has been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan. After the reservation described in the immediately preceding sentence, no shares remain available for grant out of the 2001 Equity Incentive Plan. Thus, the remaining stock options to purchase 65,000 shares granted to Mr. Wilen will be non-qualified stock options, unless the Company amends the 2001 Equity Incentive Plan in order to increase the number of shares that may be granted pursuant to such plan or adopts a new stock option plan.

Options outstanding at September 30, 2008 have an exercise price ranging between $0.70 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2008. This amount changes based upon changes in the fair market value of United Energy’s stock. As of September 30, 2008, $66,850 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of three years and six months.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $597,994 for the six month period ended September 30, 2008 and $390,017 for the six month period ended September 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues. Revenues for the three months ended September 30, 2008 were $384,356, a $270,579, or 238% increase from revenues of $113,777 in the comparable three months of 2007. Revenues from our K-Line of Chemical Products increased by $319,362 to $362,873 or 734% compared to $43,511 in the comparable three months ended September 30, 2007, offset by a decrease of $48,783 to $21,483 or 70% compared to $70,266 in the comparable three months ended September 30, 2007 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold increased $94,492, or 132% to $166,100 or 44% of revenues, for the three months of September 30, 2008 from $71,608 or 63% of revenues, for the three months of September 30, 2007. The increase in cost of goods sold was due to the higher sales level in the period compared to the comparable period in 2007. The decrease in cost of goods sold as a percentage of revenues was due to the lower sales of our Green Globe/Qualchem military sales. Cost of goods sold from our K-Line of Chemical Products increased by $113,255 to $148,153 or 325% compared to $34,898 in the comparable three months ended September 30, 2007, offset by an decrease of $18,763 to $17,947 or 52% compared to $36,710 in the comparable three months ended September 30, 2007 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit. Gross profit for the three months ended September 30, 2008, increased by $176,087, or 418% to $218,256 or 56% of sales compared with $42,169 or 37% of sales in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales.

Operating Costs and Expenses

General and Administrative Expenses. General and administrative expenses decreased $123,736 to $499,256 or 130% of sales for the three months ended September 30, 2008 compared with $622,992 or 548% of sales for the three months ended September 30, 2007. The decrease in general and administrative expenses is primarily related to a decrease in professional fees, salaries due to the reduction of employees and a reduction in option costs charged for employees.

Depreciation and Amortization. Depreciation and amortization decreased to $12,631 for the three months ended September 30, 2008 from $18,922 for the three months ended September 30, 2007, reflecting the Company’s use of an accelerated method of depreciation, offset by an increase in fixed assets.

Interest Income. The Company had interest income of $121 for the three months ended September 30, 2008 compared with $22,765 in the corresponding period in 2007. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the three months ended September 30, 2008 as compared to September 30, 2007.

Net Loss. The three months ended September 30, 2008 resulted in a net loss of $293,783 or $0.01 per share as compared to a net loss of $577,417 or $0.02 per share for the three months ended September 30, 2007. The average number of shares of common stock used in calculating earnings per share remained the same at 31,030,115.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007

Revenues. Revenues for the six-month period ended September 30, 2008 were $597,994, a $207,977 or 53% increase from revenues of $390,017 in the comparable six-month period ended September 30, 2007. Revenues from our K-Line of Chemical Products increased by $385,006 to $568,847 or 209% compared to $183,841 in the comparable six months ended September 30, 2007, offset by a decrease of $177,029 to $29,147 or 86% compared to $206,176 in the comparable six months ended September 31, 2007 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold increased $85,536, or 45% to $274,634 or 46% of revenues, for the six-month period ended September 30, 2008 from $189,098 or 48% of revenues, for the six-month period ended September 30, 2007. The increase in cost of goods sold was due to the higher sales level in the period compared to the comparable period in 2007. The decrease in cost of goods sold as a percentage of revenues was due to the lower sales of our Green Globe/Qualchem military sales. Cost of goods sold from our K-Line of Chemical Products increased by $164,667 to $254,468 or 183% compared to $89,802 in the comparable six months ended September 30, 2007, offset by an decrease of $79,130 to $20,166 or 80% compared to $99,296 in the comparable six months ended September 30, 2007 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit. Gross profit for the six months ended September 30, 2008, increased by $122,441, or 61% to $323,360 or 54% of revenues compared with $200,919 or 52% of revenues in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $363,062 to $915,965 or 154% of revenues for the six months ended September 30, 2008 compared with $1,279,027 or 328% of revenues for the six months ended September 30, 2007. The decrease in selling, general and administrative expenses was primarily related to a decrease in professional fees, salaries due to the reduction of employees and a reduction in option costs charged for employees, partially offset by a slight increase in rent and travel expense.

Depreciation and Amortization. Depreciation and amortization decreased to $24,902 for the six months ended September 30, 2008 from $37,522 for the six months ended September 30, 2007 reflecting the Company’s use of an accelerated method of depreciation, offset by an increase in fixed assets.

Interest Income. The Company had interest income of $923 for the six months ended September 30, 2008 compared with $51,641 in the corresponding period in 2007. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the six months ended September 30, 2008 as compared to September 30, 2007.

Net Loss. The six months ended September 30, 2008 resulted in a net loss of $617,458 or $0.02 per share as compared to a net loss of $1,066,030 or $0.03 per share for the six months ended September 30, 2007. The average number of shares of common stock used in calculating earnings per share remained the same at 31,030,115.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $354,011 in cash and cash equivalents, as compared to $858,575 at March 31, 2008.

The $504,564 decrease in cash and cash equivalents was due to net cash used in operations of $415,168, net cash used in investing activities of $88,676 and net cash used in financing activities of $720. Cash used in investing activities consisted of fixed asset purchases of $82,267 and patent purchases of $7,294, offset by employee loans of $885. Cash used in financing activities consisted of preferred stock dividends of $720.

As of September 30, 2008 the Company’s backlog included $74,206 of chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period. During the six months ended September 30, 2008 the Company experienced a net loss from operations of $617,458 and a negative cash flow from operations $415,168. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Concentration of Risk

Sales to three of our customers, accounted for approximately 60% and sales to two of our customers, accounted for approximately 75% of our sales for the six months ending September 30, 2008 and 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter of the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2008		UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronal Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)