Form 10-Q
period 2008-12-31
UNITED ENERGY CORP /NV/
filed 2009-02-17
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of the close of business on February 17, 2009, 31,030,115 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets December 31, 2008 (Unaudited) and March 31, 2008	3-4

	Consolidated statements of operations for the three months and nine months ended December 31, 2008 (Unaudited) and 2007 (Unaudited)	5

	Consolidated statement of stockholders' equity for the nine months ended December 31, 2008 (Unaudited)	6

	Consolidated statements of cash flows for the nine months ended December 31, 2008 (Unaudited) and 2007 (Unaudited)	7-8

	Notes to consolidated financial statements	9-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

Item 1. Financial Statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$161,156	$858,575

Accounts receivable, net of allowance for doubtful accounts of $8,643 and $25,329, respectively	147,226	247,747
Inventory	150,342	141,667
Prepaid expenses and other current assets	58,268	162,255
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	541,992	1,435,244

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $454,964 and $435,377 respectively	115,221	51,356

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $222,332 and $193,330, respectively	367,329	386,687
Loans receivable	1,443	5,023
Deposits	1,385	1,385
Total assets	$1,042,869	$1,895,194

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$204,016	$167,913
Accrued expenses	52,916	113,698
Due to related parties	244,141	244,141
Total current liabilities	501,073	525,752

STOCKHOLDERS' EQUITY:
Preferred Stock: 100,000 shares authorized;
Series A Convertible Preferred Stock: $8,000
stated value, 3 shares issued and outstanding
as of December 31, 2008 and March 31, 2008	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,030,115 shares issued and
outstanding as of December 31, 2008
and March 31, 2008	310,301	310,301
Additional paid-in capital	21,792,550	21,775,204
Accumulated deficit	(21,585,055)	(20,740,063)
Total stockholders' equity	541,796	1,369,442
Total liabilities and stockholders' equity	$1,042,869	$1,895,194

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$343,530	$103,691	$941,524	$493,708

COST OF GOODS SOLD	126,948	67,311	401,582	256,409

Gross profit	216,582	36,380	539,942	237,299

OPERATING EXPENSES:
Selling, general and administrative	430,113	629,837	1,346,078	1,908,864
Depreciation and amortization	12,470	12,372	37,372	49,894
Total operating expenses	442,583	642,209	1,383,450	1,958,758

Loss from operations	(226,001)	(605,829)	(843,508)	(1,721,459)

OTHER INCOME (EXPENSE), net:
Interest income	19	11,455	942	63,096
Interest expense	(472)	(527)	(1,346)	(1,848)
Total other income (expense), net	(453)	10,928	(404)	61,248

Net loss	(226,454)	(594,901)	(843,912)	(1,660,211)

Preferred dividends	(360)	(360)	(1,080)	(1,080)

Net loss applicable to common shareholders	$(226,814)	$(595,261)	$(844,992)	$(1,661,291)

BASIC AND DILUTED LOSS PER SHARE:
Total basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES, OUTSTANDING, basic and diluted	31,030,115	31,030,115	31,030,115	31,030,115

DIVIDENDS DECLARED PER SHARE OF PREFERRED STOCK	$120.00	$120.00	$360.00	$360.00

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2008	31,030,115	$310,301	$24,000	$21,775,204	$(20,740,063)	$1,369,442
Compensation expense associated with options	—	—	-	17,346	—	17,346
Dividends accrued on preferred shares	—	—	—	—	(1,080)	(1,080)
Net loss	—	—	—	—	(843,912)	(843,912)
BALANCE, December 31, 2008	31,030,115	$310,301	$24,000	$21,792,550	$(21,585,055)	$541,796

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(843,912)	$(1,660,211)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	48,589	59,685
Compensation expense associated with options	17,346	174,324
Asset transferred in legal settlement	-	5,003

Changes in operating assets and liabilities
Decrease in accounts receivable, net	100,521	212
Increase in inventory, net	(8,675)	(95,891)
Decrease (increase) in prepaid expenses and other current assets	103,988	(7,226)
(Decrease) increase in accounts payable and accrued expenses	(24,679)	26,263
Net cash used in continuing operations	(606,822)	(1,497,841)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Decrease in accounts receivable, net	-	31
Decrease in note receivable, net	-	4,476
Net cash provided by discontinuing operations	-	4,507
Net cash used in operating activities	(606,822)	(1,493,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	3,580	(4,014)
Loans receivable	-	(50,000)
Payments for acquisition of property and equipment	(83,453)	(5,896)
Payments for patents	(9,644)	(55,366)

Cash used in investing activities	(89,517)	(115,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividend	(1,080)	(1,080)

Net cash used in financing activities	(1,080)	(1,080)

Net decrease in cash and cash equivalents	(697,419)	(1,609,690)

CASH AND CASH EQUIVALENTS, beginning of period	858,575	2,863,906

CASH AND CASH EQUIVALENTS, end of period	$161,156	$1,254,216

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$1,345	$1,848
Income taxes	$2,220	$3,320

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2008 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2008 and 2007 (unaudited) and cash flows for the three months and nine months ended December 31, 2008 and 2007 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months and nine months ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2009.

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

Going Concern – During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period.  During the nine months ended December 31, 2008 the Company experienced a net loss from operations of $843,508 and a negative cash flow from operations of $606,822.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

2	NET LOSS PER SHARE

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the periods and is computed by dividing net loss by the adjusted weighted average number of shares during the periods.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

UNITED E UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.”  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

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
(Continued)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments, as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

4.	USE OF ESTIMATES

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

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.  Depreciation and amortization expense for the period ended December 31, 2008 and the year ended March 31, 2008 were $19,587 and $38,108, respectively.

Property and equipment consists of the following::

	December 31,	March 31,
	2008	2008
Furniture and fixtures	$83,354	$81,642
Machinery and equipment	418,627	336,887
Vehicles	42,001	42,001
Leasehold improvements	26,203	26,203
	570,185	486,733
Less: Accumulated depreciation and amortization	(454,964)	(435,377)
Property and equipment, net	$115,221	$51,356

6.	INVENTORY

Inventory consists of the following:

	December 31,	March 31,
	2008	2008
Blended chemicals	$92,988	$85,615
Raw materials	57,354	56,052
Total inventory	$150,342	$141,667

7.	RELATED-PARTY TRANSACTIONS

The Company has an amount due to Robert Seaman, a shareholder and former director of the Company.  Amount due to the related party as of December 31, 2008 and 2007 is $244,141.  This amount is unsecured, non-interest bearing and due upon demand.

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

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In September 2008, the company entered into a Consulting Agreement with SIAR Capital, LLC (“SIAR”) pursuant to which the company retained SIAR to provide management consulting services for a period of five (5) years. The Consulting Agreement has since been assigned by SIAR to Hilltop Holding Company, L.P. (“Hilltop”). The Chairman of the Company’s Board of Directors, Jack Silver, is the principal of both SIAR and Hilltop.  In addition, Adam Hershey and Peter Garson-Rappaport, who currently serve on the Board of Directors of the Company, are employed by SIAR.  As compensation for the consulting services, the Company is required to pay an amount equal to two percent of the annual increase in the market capitalization of the Company during each twelve month period of the consulting term, as determined by the average closing price for the thirty trading days preceding the end of each such twelve month period as compared to the higher of (i) the average closing price for the thirty trading days preceding the end of the prior twelve month period (the “Base Year”) and (ii) the highest average closing price for the thirty trading days preceding the end of any prior Base Year, except that the market capitalization at the commencement of the consulting term shall be based on a price of $.50 per share.

8.	EMPLOYEE BENEFITS PLAN

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

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2008	2007
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	143.7	80.7
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.15 for the nine months ended December 31, 2008.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2008	3,787,500	$1.15	6.36
Granted	—
Expired	(500,000)	$1.25
Options outstanding December 31, 2008	3,287,500	$1.33	6.46
Vested and expected to vest–end of quarter	3,287,500	$1.33	6.46	$—
Exercisable–end of quarter	3,120,014	$1.34	6.35	$—

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

Options outstanding at December 31, 2008 have an exercise price ranging between $0.70 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2008. This amount changes based upon changes in the fair market value of United Energy’s stock. As of December 31, 2008, $62,075 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of three years and six months.

UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $941,524 for the nine-month period ended December 31, 2008 and $493,708 for the nine-month period ended December 31, 2007.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Revenues.  Revenues for the three months ended December 31, 2008 were $343,530,  $239,839 or 231% increase from revenues of $103,691 in the comparable three months of 2007.  Revenues from our K-Line of Chemical Products increased by $269,376 to $326,469 or 472% compared to $57,093 in the comparable three months ended December 31, 2007, offset by a decrease of $29,537 to $17,061 or 63% compared to $46,598 in the comparable three months ended December 31, 2007 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold increased $59,637, or 89% to $126,948 or 37% of revenues, for the three months of December 31, 2008 from $67,311 or 65% of revenues, for the three months of December 31, 2007.  The increase in cost of goods sold was due to the higher sales level in the period compared to the comparable period in 2007. The decrease in cost of goods sold as a percentage of revenue was due to the lower sales of our Green Globe/Qualchem military sales. Cost of goods sold from our K-Line of Chemical Products increased by $87,541 to $115,156 or 317% compared to $27,615 in the comparable three months ended December 31, 2007, offset by an decrease of $27,904 to $11,792 or 70% compared to $39,696 in the comparable three months ended December 31, 2007 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit.  Gross profit for the three months ended December 31, 2008, increased by $180,202, or 495% to $216,582 or 63% of sales compared with $36,380 or 35% of sales in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $199,724 to $430,113 or 125% of sales for the three months ended December 31, 2008 compared with $629,837 or 607% of sales for the three months ended December 31, 2007.  The decrease in general and administrative expenses is primarily related to a decrease in professional fees, salaries due to the reduction of employees and a reduction in option costs charged for employees.

Depreciation and Amortization.  Depreciation and amortization remained relatively constant for three months ended December 31, 2008 as compared to December 31, 2007.

Interest Income.  The Company had interest income of $19 for the three months ended December 31, 2008 compared with $11,455 in the corresponding period in 2007. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense.  Interest expense remained relatively constant for the three months ended December 31, 2008 as compared to December 31, 2007.

Net Loss.  The three months ended December 31, 2008 resulted in a net loss of $226,454 or $0.01 per share as compared to a net loss of $594,901 or $0.02 per share for the three months ended December 31, 2007. The average number of shares of common stock used in calculating earnings per share remained the same at 31,030,115.

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 30, 2007

Revenues.  Revenues for the nine-month period ended December 31, 2008 were $941,524, a $447,816 or 91% increase from revenues of $493,708 in the comparable nine-month period ended December 31, 2007.  Revenues from our K-Line of Chemical Products increased by $654,382 to $895,316 or 272% compared to $240,934 in the comparable nine months ended December 31, 2007, offset by a decrease of $206,566 to $46,208 or 82% compared to $252,774 in the comparable nine months ended December 31, 2007 in our Green Globe/Qualchem military sales.

Cost of Goods Sold. Cost of goods sold increased $145,173, or 57% to $401,582 or 43% of revenues, for the nine-month period ended December 31, 2008 from $256,409 or 52% of revenues, for the nine-month period ended December 31, 2007.  The increase in cost of goods sold was due to the higher sales level in the period compared to the comparable period in 2007. The decrease in cost of goods sold as a percentage of revenue was due to the lower sales of our Green Globe/Qualchem military sales. Cost of goods sold from our K-Line of Chemical Products increased by $252,207 to $369,624 or 215% compared to $117,417 in the comparable nine months ended December 31, 2007, offset by an decrease of $107,034 to $31,958 or 77% compared to $138,992 in the comparable nine months ended December 31, 2007 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit.  Gross profit for the nine months ended December 31, 2008, increased by $302,643, or 128% to $539,942 or 57% of revenues compared with $237,299 or 48% of revenues in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $562,786 to $1,346,078 or 143% of revenues for the nine months ended December 31, 2008 compared with $1,908,864 or 387% of revenues for the nine months ended December 31, 2007. The decrease in selling, general and administrative expenses was primarily related to a decrease in professional fees, salaries due to the reduction of employees, employee benefits and a reduction in option costs charged for employees, partially offset by a slight increase in rent, office and commission expense.

Depreciation and Amortization. Depreciation and amortization decreased to $37,372 for the nine months ended December 31, 2008 from $49,894 for the nine months ended December 31, 2007 reflecting the Company’s use of an accelerated method of depreciation, offset by an increase in fixed assets.

Interest Income.  The Company had interest income of $942 for the nine months ended December 31, 2008 compared with $63,096 in the corresponding period in 2007. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. Interest expense remained relatively constant for the nine months ended December 31, 2008 as compared to December 31, 2007.

Net Loss.  The nine months ended December 31, 2008 resulted in a net loss of $843,912 or $0.03 per share as compared to a net loss of $1,660,211 or $0.05 per share for the nine months ended December 31, 2007.  The average number of shares of common stock used in calculating earnings per share remained the same at 31,030,115.

Liquidity and Capital Resources

As of December 31, 2008, the Company had $161,156 in cash and cash equivalents, as compared to $858,575 at March 31, 2008.

The $697,419 decrease in cash and cash equivalents was due to net cash used in operations of $606,822, net cash used in investing activities of $89,517 and net cash used in financing activities of $1,080. Cash used in investing activities consisted of fixed asset purchases of $83,453 and patent purchases of $9,644, offset by employee loans of $3,580.  Cash used in financing activities consisted of preferred stock dividends of $1,080.

During the past two fiscal years ended March 31, 2008 and 2007, we have recorded aggregate losses from continuing operations of $4,313,181 and have incurred total negative cash flows from operations of $4,027,022 for the same two-year period.  During the nine months ended December 31, 2008 the Company experienced a net loss from operations of $843,508 and a negative cash flow from operations $606,822.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Concentration of Risk

Sales to our top two customers, Petrobras America Inc. and Nalco Company, accounted for approximately 48% of revenue, or $456,150, for the nine-month period ending December 31, 2008 and sales to our top two customers, Petrobras America Inc. and the US Military, accounted for approximately 64% of our revenue, or $309,448, for the nine-month period ending December 31, 2007.

Sales to our top customer, Petrobras America Inc., for the nine-month period ending December 31, 2008 were $352,750, a $272,298 or 339% increase from sales of $80,452 in the comparable nine-month period ending December 31, 2007.

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

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item1 A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

In February 2009, the Company issued to each of member of its Board a warrant to purchase 150,000 shares of the Company’s common stock, which warrants are exercisable for a period of ten (10) years at an exercise price of $.12 per share, issued to an employee warrants to purchase 200,000 shares of the Company’s common stock, which warrants are exercisable for a period of five (5) years at an exercise price of $.12 per share, issued to a former employee warrants to purchase 100,000 shares of the Company’s common stock, which warrants are exercisable until August 1, 2011 at an exercise price of $.30 per share, issued to its legal counsel a convertible note in the amount of $35,000 for legal fees, which note is convertible at the rate of $.12 per share and agreed to amend all options previously granted to its President, Ronald Wilen, to reduce the exercise price of such options to $.12 per share.   The aggregate number of outstanding options previously granted to Mr. Wilen is 170,000 with a weighted average exercise price of $1.04.

The Company’s outstanding Series A, Series B and Series C warrants (the “Existing Warrants”) and Series A Convertible Preferred Stock (the “Series A Preferred Stock”) contain anti-dilution provisions which would have been triggered by the issuance of such warrants, convertible note and amendment to the exercise price of the options.  Accordingly, the Company entered into anti-dilution waiver agreements with Joseph Grano (“Grano”) and Sherleigh Associates Inc. Profit Sharing Plan (“Sherleigh”), the holders of the Existing Warrants and Series A Preferred Stock.  Sherleigh is a trust of which the Company’s Chairman, Jack Silver, is the trustee and a beneficiary.

Pursuant to the anti-dilution waiver agreement with Grano, the exercise price of the warrants held by him were reduced from $1.00 to $.12 per share and the number of shares of common stock underlying his Existing Warrants was increased from 333,333 to 2,033,333 shares.  Without such anti-dilution waiver, the number of shares of common stock underlying Grano’s Existing Warrants would have increased to 2,777,775 shares.   Similarly, pursuant to the waiver agreement with Sherleigh, the exercise price of the Existing Warrants for 5,682,667 shares and the conversion price of the three (3) shares of Series A Preferred Stock held by it were reduced from $1.00 to $.12 per share.  In addition, Sherleigh agreed not to increase the number of shares of common stock underlying its Existing Warrants.  Without such anti-dilution waiver, the number of shares of common stock underlying Sherleigh’s Existing Warrants would have been increased to 47,355,558 shares.

Item 6.	Exhibits

4.1	Form of Director warrants issued on February 13, 09

10.1	Anti-Dilution Waiver Agreement, dated February 13, 2009 by and between the Company and Joseph Grano

10.2	Anti-Dilution Waiver Agreement, dated February 13, 2009 by and between the Company and Sherleigh Associates Inc. Profit Sharing Plan

31.1	Chief Executive Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act.

31.2	Chief Financial Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act

32.1	Chief Executive Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Chief Financial Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2009		UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronald Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)