Form 10-K
period 2009-03-31
UNITED ENERGY CORP /NV/
filed 2009-07-14
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

Commission file number:  000-30841

UNITED ENERGY CORP.
 (Name of registrant as specified in its charter)

Nevada	22-3342379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Meadowlands Parkway, #20 Secaucus, New Jersey	07094
(Address of principal executive offices)	(Zip Code)

(201)-842-0288
 (Registrant’s telephone number, including area code)

Securities registered Under Section 12(b) of the Act
Title of each class	Name of each exchange on which registered
None	None

Securities registered Under Section 12(g) of the Act:

Title of each class
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ÿ(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of approximately 24,267,782 shares held by non-affiliates of the registrant on September 30, 2008, based on the average bid and asked price of the common shares on the OTC Bulletin Board of $0.21 per share on September 30, 2008 was approximately $5,338,912.

As of July 14, 2009, the registrant had 31,030,115 common shares outstanding.

UNITED ENERGY CORP.
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We develop and distribute environmentally friendly specialty chemical products with applications in several industries and markets.  Our current line of products includes our K-Line of Chemical Products for the oil industry and related products.

Through our wholly owned subsidiary, Green Globe Industries, Inc. (“Green Globe”), we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. military.

A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies.  We intend to enter into these relationships to more rapidly and economically introduce our K-Line of Chemical Products to the worldwide marketplace for refinery, tank and pipeline cleaning services.  We provide our K-Line of Chemical Products and our Green Globe Chemical Products to our customers and generated revenues of $1,206,321 for the fiscal year ended March 31, 2009 and $1,042,320 for the fiscal year ended March 31, 2008.

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

Business Operations and Principal Products

Our principal products include our K-Line of Chemical Products for the oil industry and our Green Globe Chemical Products, which consist of a variety of solvents, paint strippers and cleaners.

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

SR-3 Scale and Rust Remover is a fast acting corrosion inhibited product developed to remove both calcium carbonate and calcium sulfate salt deposits.  SR-3 is a broad spectrum, water-soluble scale remover designed to rapidly alleviate hard and soft deposits and to restore full flow capacity.  The product is also designed to remove rust while adding protection against further rusting by providing a phosphatized surface on ferrous metals.

HPD-1 PLUS is specifically formulated to offer prompt and effective remediation of tough clogging problems with upper medium to high molecular weight paraffin. It performs multi-functional characteristics to impart wettability, penetration and dispersion, and is an exceptional solvency for paraffin rich heavy sludge with the proper treatment dosage and application.

GSA Gun & Bore Cleaner is a proprietary formula, which is a safer, and more effective bore and chamber cleaner. It can be used on everything from small handguns to 16” guns. Currently, GSA Gun & Bore Cleaner is being marketed and distributed by TopDuck Products LLC under their trademark “Gunzilla BC-10”.

Green Globe Chemical Products

Leak Detection Compound Type I and II is a gas leak detection compound that is compatible with oxygen.  It is intended for use in detecting leaks in both high and low-pressure oxygen systems in aircraft and other related oxygen systems

Corrosion Inhibitor is an additive intended for use with anti-freeze in water at a concentration of 3% to retard corrosion.

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

Green Globe products are sold under the trade name Qualchem™. Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. military.

Manufacturing and Sales

All of the raw materials necessary for the manufacture of our products are generally available from multiple sources. Although we have negotiated favorable arrangements with some of our current suppliers, (which include Pride Solvents and Chemical Co. of NJ Inc., Hy-Test Packaging Corp, and Air Products and Chemicals), we would have to negotiate new arrangements if one or more of our current suppliers were no longer able to supply these raw materials to us.  We do not own any special manufacturing facilities.  Our chemical products are generally manufactured by contract blenders at a number of different locations.  This method of manufacturing has reduced the need for us to invest in facilities and to hire the employees to staff them.  Chemical blenders are relatively easy to replace and are bound by confidentiality agreements, where appropriate, which obligate them not to disclose or use our proprietary information.

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

In the fiscal year ending March 31, 2009, Petrobras America Inc., Nalco Company and United Energy Petroleum Services LTD. purchased our KX-100 oil cleaning products, which accounted for approximately 50.2% of our total customer sales.   In the fiscal year ending March 31, 2008, Petrobras America Inc. and Facility Solutions LTD. purchased our KX-100 oil cleaning products, which accounted for approximately 46.9% of our total customer sales and the U.S. military purchased our Leak Detection Compound and Corrosion inhibitor, which accounted for 24.2% of our total customer sales.

 Except for these current customers, no other single entity has accounted for more than 10% of our sales during any of the fiscal years ended March 31, 2009 and 2008.

All of our products are sold in U.S. dollars and, therefore, we have had no foreign currency fluctuation risk.

Our current operations do not require a substantial investment in inventory other than minimum commitments to our distributors.  However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

As of March 31, 2009, the Company’s backlog included $198,000 of chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

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

Although we have not achieved the volume of sales we had anticipated for the oil dispersant products, there have been significant barriers to entry in this market.  Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines.  In many cases, additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients.  This process of testing has taken a great deal longer than was originally anticipated.  We believe that we have made significant inroads and currently expect a higher volume of sales in the next fiscal year ending March 31, 2010, although there can be no assurance that sales will increase in fiscal 2010.

Research and Development

Our K-Line of Chemical Products for the oil industry are developed and ready for market.  All of these products are the result of research and development.  Expenditures were paid for research and development costs in the amounts of $329,186 and $298,618 for the fiscal years ended March 31, 2009 and 2008, respectively.  We have had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to lead in the development of our products.  A significant amount of market adaptation has taken place in the field involving the development of application procedures for products.  We do not anticipate having to make significant research and development expenditures on existing products in the future.  However, we do expect to continue to develop new products to complement our existing product lines.

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

Employees

As of March 31, 2009 we employed nine people on a full-time basis and had available the services of two other individuals under consulting or product/production cooperation arrangements.  The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with us to manufacture or market one or more of our products. None of our employees are represented by a union.  We consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

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

WE HAD A CURRENT ACCUMULATED DEFICIT OF $22,079,740 AS OF MARCH 31, 2009 AND IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO SUPPORT OUR BUSINESS PLAN, WHICH WILL HAVE A DETRIMENTAL EFFECT ON OUR STOCK.

             We have incurred losses in each of our last three fiscal years. As of March 31, 2009, we had an accumulated deficit of $22,079,740. If we continue to incur operating losses and fail to become a profitable company, we may be unable to support our business plan, namely to market our K-Line of Chemical Products for the oil and gas industry, and the Green Globe Chemical Products. We incurred net losses from continuing operations of $1,338,237 and $2,040,390 in the fiscal years ended March 31, 2009 and 2008, respectively. Our future profitability depends in large part on our ability to market and support our Specialty Chemical Products which we derive the majority of our revenues. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for fiscal 2009, based on the significant operating losses and a lack of external financing. Neither our March 31, 2009 nor March 31, 2008 financial statements include any adjustments that resulted from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

THERE ARE SIGNIFICANT OBSTACLES TO ENTERING THE OIL AND GAS PRODUCING INDUSTRY THAT HAVE CONTRIBUTED TO THE SLOW PACE AT WHICH OUR K-LINE OF CHEMICAL PRODUCTS ARE BEING INTRODUCED TO THE MARKET.

Our business plan is focused largely on marketing efforts for our K-Line of Chemical Products for the oil and gas industry. Although we believe that the application of our K-Line of Chemical Products for the oil and gas industry on a continuous basis will result in higher production and lower operating costs, the introduction of our K-Line of Chemical Products into the oil and gas producing industry has been extremely difficult. Many entrenched players such as the “hot oilers” and the major oil service companies that benefit from high markups on their proprietary products have no incentive to promote the use of our chemical products. Moreover, oil production engineers are extremely reluctant to risk damage to a well from a product that does not have the endorsement of a major enterprise. Consequently, the pace of introduction of our K-Line of Chemical Products has been much slower than we initially anticipated. If we and our K-Line of Chemical Products marketing partners are unable to successfully achieve market acceptance our products, our future results of operations and financial condition will be adversely affected.

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

WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES FROM OUR GREEN GLOBE CHEMICAL PRODUCTS.

Our sales to date have been substantially dependent on sales of our K-Line of Chemical Products. Sales of Green Globe Chemical Products accounted for approximately 5% of revenues for the fiscal year ended March 31, 2009.  The U.S. military represented approximately 40% of such revenues from the sales of our Green Globe Chemical Products for the fiscal year ended March 31, 2009.  If we fail to develop significant revenue from Green Globe Chemical Products or the U.S. military ceases or decreases its use of our Green Globe Chemical Products, our business plan and financial condition will be adversely affected.

IF OUR STRATEGIC PARTNERS DO NOT EFFECTIVELY MARKET OUR PRODUCTS, WE WILL NOT GENERATE SIGNIFICANT SALES OR PROFITS AND WE DO NOT CURRENTLY HAVE THE INTERNAL RESOURCES TO MARKET OUR PRODUCTS DIRECTLY.

We utilize third parties to assist in marketing, selling and distributing our products. We believe that the establishment of a network of third party strategic partners, particularly abroad, with extensive and specific knowledge of the various applications in the oil and gas industry is important for our success. We cannot assure you that our current or future strategic partners will purchase our products at sufficient levels or provide us with adequate support. If one or more of our partners under performs or if any of our strategic relationships are terminated or otherwise disrupted, our operating performance, results of operations and financial condition will be adversely affected.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, BUT WE HAVE NO LONG TERM CONTRACTS OR BINDING PURCHASE COMMITMENTS FROM THESE CUSTOMERS.

We currently have a limited number of recurring customers for our products, none of whom have entered into long-term contracts or binding purchase commitments with us. Our three largest customers accounted for 50% and 71% of our revenues for the fiscal years ended March 31, 2009 and 2008, respectively.

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

The chemical blenders that manufacture our products are bound by confidentiality agreements that obligate them not to disclose or use our proprietary information. A breach of one or more of these agreements could have a detrimental effect on our business and prospects.

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

WE MAY NOT BE ABLE TO RETAIN OUR EXECUTIVE OFFICERS WHO WE NEED TO SUCCEED, AND ADDITIONAL QUALIFIED PERSONNEL ARE EXTREMELY DIFFICULT TO ATTRACT.

Our performance depends, to a significant extent, upon the efforts and abilities of our executive officers.  We do not maintain any key man insurance on their lives for our benefit. The loss of the services of our executive officers could have a serious and adverse effect on our business, financial condition and results of operations. Our success will also depend upon our ability to recruit and retain additional qualified senior management personnel. Competition is intense for highly skilled personnel in our industry, and accordingly, no assurance can be given that we will be able to hire or retain sufficient personnel.

OUR MANAGEMENT OWNS A SUBSTANTIAL AMOUNT OF OUR STOCK AND IS CAPABLE OF INFLUENCING OUR BUSINESS AND AFFAIRS.

Our directors and executive officers beneficially own approximately 33.3% of our outstanding common stock. As such, they will be able to significantly influence the election of the members of our board of directors and the outcome of corporate actions that require shareholder approval, such as mergers and acquisitions. In addition, Pursuant to the terms of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and an agreement with Sherleigh Associates Profit Sharing Plan (“Sherleigh”), as holder of all of the outstanding shares of Preferred Stock, Sherleigh has the right to and has designated a majority of the members of our board of directors.  Jack Silver, one of our directors, as the trustee of Sherleigh, has voting control over the shares of Preferred Stock held by Sherleigh.  The level of ownership by our directors and executive officers, together with particular provisions of our articles of incorporation, bylaws and Nevada law, may have a significant effect in delaying, deferring or preventing any change in control and may adversely affect the voting and other rights of our other shareholders.

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

As of June 30, 2009, we had outstanding Preferred Stock, warrants and options that, when exercised and converted, could result in the issuance of up to 15,036,833 additional shares of common stock.  In addition, our Articles of Incorporation allow the board of directors to issue up to 100,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have 3 shares of Preferred Stock outstanding. To the extent that outstanding warrants, options and preferred stock or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our common stock.   Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS None.

ITEM 2. PROPERTIES

We lease 9,600 square feet of office space at 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.  Under the terms of the lease, which runs through June 2010, the monthly rent is $10,710. In addition, we leased office and warehouse space on a month-to-month basis in Odessa, TX, at a rate of $535 per month through September 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of July 14, 2009 there were approximately 453 record holders of our common stock and there were 31,030,115 shares of our common stock outstanding.  We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended March 31, 2009 and 2008 and for each quarter after March 31, 2009.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year ended March 31	Quarter	High	Low
2008	First Quarter (April-June 2007)	$.77	$.42
	Second Quarter (July-September 2007)	.68	.45
	Third Quarter (October-December 2007)	.59	.40
	Fourth Quarter (January-March 2008)	.54	.35

2009	First Quarter (April-June 2008)	$.42	$.25
	Second Quarter (July-September 2008)	.38	.15
	Third Quarter (October-December 2008)	.25	.05
	Fourth Quarter (January-March 2009)	.21	.06

2010	First Quarter (April-June 2009)	$.20	$.09
	Second Quarter (through July 6)	.16	.12

The high and low bid prices for shares of our common stock on July 6, 2009 were $.16 and $.12 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

We intend to pay regular semi-annual dividends on our preferred stock outstanding in an amount not to exceed $1,440 per year. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our board of directors may deem relevant.

On June 30, 2008 and December 31, 2008 we declared dividends on our preferred common stock at a rate of $0.06 per share. The dividends were paid for a total amount of $1,440 on July 3, 2008 and January 13, 2009, respectively.

Related Party Loans

In March 2009, Ronald Wilen, Martin Rappaport, a director, and Sherleigh provided the Company with a short term loan in the amount of $50,000 each, and each received warrants to purchase up to 200,000 shares of common stock at an exercise price of $.125 per share which warrants are exercisable for a period of five (5) years.  Subsequently, in May 2009, the loan by Sherleigh was repaid, and Messrs Wilen and Rappaport loaned the Company an additional $50,000 each, and Jack Silver, a director and the trustee of Sherleigh, loaned the Company $101,017.  Thereafter, in June 2009, the Company amended the Messrs Wilen’s and Rappaport’s March 2009 notes into secured convertible notes and issued to Messrs Wilen, Rappaport and Silver secured convertible notes for their May 2009 loans to the Company.  All of the convertible notes bear interest at 12% per annum, are due July 13, 2009 and are secured by substantially all the assets of the Company.  In consideration for agreeing to extend the maturity date of the March 2009 loans and for making the June 2009 loans, Messrs Wilen, Rappaport and Silver each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.  The Company intends to use the proceeds of all such loans for general working capital needs.

Martin Rappaport, one of our directors, owned the building through September 2007 in which we lease our principal executive offices in Secaucus, New Jersey. We paid $115,200 per year under the lease, excluding real estate taxes. We believe that this transaction was advantageous to us and was on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Equity Compensation Plan Information

Pursuant to the terms of an employment agreement dated April 17, 2007, with Ronald Wilen, Chief Executive Officer, President and Secretary, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen is to receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement is to be the fair market value of the common stock underlying such option on the date such option was granted.  The initial grant of 50,000 stock options is to be granted out of the 2001 Equity Incentive Plan at the one-year anniversary. In addition, the stock option to purchase 200,000 shares has been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan.

In January 2009, the Company issued a Convertible Note to its legal counsel in the amount of $35,000 to satisfy fees for legal services owed to such legal counsel.  The Convertible Note is convertible at $.12 per share and is due June 30, 2009.  Subsequently, in June 2009, the assignee of such Convertible Note agreed to convert the entire amount thereof in exchange for being granted warrants to purchase up to 140,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.

In February 2009, the Company awarded each of the six (6) directors of the Company warrants to purchase up to 150,000 shares of common stock at an exercise price of $.12 per share.  The warrants are exercisable for a period of ten (10) years.  Also in February 2009, the Company issued to an employee warrants to purchase up to 200,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years and to a former employee in connection with his termination of employment, warrants to purchase up to 100,000 shares of common stock at an exercise price of $.30 per share, which warrants are exercisable for a period of three (3) years from the date of termination.

ITEM 6. SELECTED FINANCIAL DATA

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

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

We provide our K-Line of Chemical Products and our Green Globe Chemical Products to our customers and generated revenues of $1,206,321 for the fiscal year ended March 31, 2009 and $1,042,320 for the fiscal year ended March 31, 2008.

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

Results of Operations

Comparison of Fiscal Year Ended March 31, 2009 to Fiscal Year Ended March 31, 2008

Revenues. Revenues for the year ended March 31, 2009 were $1,206,321, a $164,001 or 16% increase from revenues of $1,042,320 for the year ended March 31, 2008. The increase was primarily related to a 51% increase in the level of our K-Line of Chemical Products reflecting a higher level of orders, offset by 92% decrease in the level of our Green Globe/Qualchem military sales during the year.  Our three largest customers accounted for 50.2% of revenues for the year ended March 31, 2009 compared with 71% for the comparable period in 2008.

Cost of Goods Sold.  Cost of goods sold increased to $567,758 or 47% of sales, for the year ended March 31, 2009 from $469,237, or 45% of sales, for the year ended March 31, 2008. The increase in cost of goods sold was due to the increased level of sales compared to the prior year.

Gross Profit. Gross profit increased to $638,563 or 53% of sales, for the year ended March 31, 2009 from $573,083, or 55% of sales, for the year ended March 31, 2008.  The increase in gross profit was due to an increase in the level of sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $1,586,355, or 132% of sales, for the year ended March 31, 2009 from $2,310,725, or 222% of sales, for the year ended March 31, 2008.  The decrease in selling, general and administrative expenses was primarily related to a decrease in salaries, professional fees, option costs charged for employees and bad debts partially offset by an increase in marketing and rent.

Research and Development. Research and development expenses increase to $329,186, or 27% of sales for the year ended March 31, 2009 from $298,618, or 29% of sales for the year ended March 31, 2008. The slight increase in research and development expenses was primarily related to increased lab supplies, special projects and salaries.

Depreciation and Amortization.  Depreciation and amortization decreased to $59,795 for the year ended March 31, 2009 from $69,171 for the year ended March 31, 2008, reflecting the Company’s use of an accelerated method of depreciation, offset by an increase in fixed assets.

 Interest Income.  Interest income decreased to $950 for the year ended March 31, 2009 from $67,504 for the year ended March 31, 2008. The decrease was due to the use of cash received in connection with the private placement completed in March 2006.

Interest Expense.  Interest expense remained relatively constant for the year ended March 31, 2009 as compared to the year ended March 31, 2008.

Net Loss.  For the year ended March 31, 2009, we incurred a net loss of $1,338,237 or $0.04 per share, as compared to a net loss of $2,040,390 for the year ended March 31, 2008, or $0.07 per share. The average number of shares of common stock used in calculating earnings per share remained at 31,030,115 shares.

Preferred Dividends, Preferred dividends of $1,440 were paid at a rate of $0.06 per share for the fiscal years ended March 31, 2009 and 2008.

Liquidity and Capital Resources

Since 1995, operations have been financed primarily through loans and equity contributions from directors, executive officers and third parties supplemented, by funds generated by our business. As of March 31, 2009, we had $56,372 in cash and cash equivalents.

Net Cash Used in Continuing Operations.   During the fiscal year ended March 31, 2009, net cash used in continuing operations was $858,846 compared with $1,915,584 for the fiscal year ended March 31, 2008.

Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2009, net cash used in investing activities decreased to $91,917 compared with $92,814 for the year ended March 31, 2008.  The decrease was primarily a result of repayment of loans, and a decrease in payment for patents, offset by an increase in the level of expenditures for the purchase of fixed assets.

Net Cash Provided by (Used in) Financing Activities. During the fiscal year ended March 31, 2009, net cash provided by financing activities consisted of related party loans of $150,000, offset by $1,440 of preferred stock dividends. This compares to net cash used in financing activities consisting of $1,440 in preferred stock dividends during the fiscal year ended March 31, 2008.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations in 2009. For the year ended March 31, 2009 the Company incurred net loss approximating $1,338,237. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, the Company may need to raise additional funds through loans, additional sales of its equity securities, increased sales volumes and the ability to achieve profitability from the sales of our product lines. There is no assurance that the Company will be successful in raising additional capital.

Concentration of Credit Risk

Sales to three of our customers, Petrobras America Inc., Nalco Company and United Energy Petroleum Services LTD. accounted for approximately 50.2% of our sales for the fiscal year ended March 31, 2009 and sales to three of our customers, Petrobras America Inc., the U.S. Military and Facility Solutions accounted for approximately 71% of our sales for the fiscal year ended March 31, 2008.

Contractual Obligations

Below is a table, which presents our contractual obligation commitments at March 31, 2009:

		Less than			After
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt
Obligations(1)	$185,000	$185,000	$--	$--	$--
Operating leases	178,462	134,681	43,781	--	--
Total contractual
cash obligations	$363,462	$319,681	$43,781	$--	$--

 (1) Short-term debt obligations include amounts due to the Sherleigh, the President and Chief Executive Officer, Ron Wilen and one of our directors, Martin Rappaport. The amount due as of March 31, 2009 is $150,000. The loans were unsecured, and bear an interest rate of 12% for a term of 60 days.  At March 31, 2008, the Company had a due to related party totaling $244,141. During fiscal year 2009, this amount was written off.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Subsequent Events

In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we will adopt this standard in the first quarter of fiscal year 2010. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The impact of adoption of SFAS No. 161 was not material to the Company’s consolidated financial condition or results of operations.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”), including statements under “Item 1. Business,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-K. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as of March 31, 2009, our internal control over financial reporting was not effective.   Specifically, the Company’s management and its auditors determined that a material weakness existed in our internal control over financial reporting.  The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Interim Chief Financial Officer.  Due to our lack of funds, the Company has an insufficient number of personnel having adequate knowledge, experience and training, and the Company does not anticipate having the ability to retain such qualified personnel until it is able to obtain adequate funding.

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

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table shows the positions held by our board of directors and executive officers and their ages as of July 14, 2009.

Name	Age	Position
Ronald Wilen	70	Director, Chief Executive Officer, President and Secretary
Jack Silver	65	Director and Chairman of the Board
James McKeever, CPA	43	Interim Chief Financial Officer
Adam Hershey	36	Director
Peter Garson-Rappaport	26	Director
Martin Rappaport	72	Director
John A. Lack	64	Director

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

 James McKeever, CPA.  Mr. McKeever has been our Interim Chief Financial Officer since January 2004.  He also continues to be a partner in the accounting firm of Abrams & McKeever CPA’s, which he joined in January 2000.  Mr. McKeever has more than 19 years’ experience in public accounting and financial reporting, and is a member of the New Jersey Society of Certified Public Accountants.

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

Peter Garson-Rappaport. Mr. Rappaport has served as a member of the Board since March 2008.  He is an associate at Ledgemont Capital, a merchant bank.   From December 2006 to May 2009, Mr. Rappaport was an analyst at SIAR Capital, LLC.  He previously was a co-owner and manager of Wash U Wash, a third party provider of laundry and dry-cleaning services.

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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended March 31, 2009, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, other than as follows:

•
John Lack, a director, failed to timely file a Form 3 indicating that he did not own any securities of the Company as of the date he became a director and failed to timely file a Form 4 with respect to warrants granted to him in February 2009;

•	Martin Rappaport, a director, failed to timely file Form 4s with respect to warrants granted to him in February 2009 and warrants acquired by him in March 2009; and

•
Ronald Wilen, a director and our chief executive officer, president and secretary, failed to timely file Form 4s with respect to six (6) gifts of common stock made by him in 2006, with respect to six (6) gifts of common stock made by him in 2008, with respect to two (2) grants of warrants to him in 2007, with respect to two (2) grants of warrants to him in 2008, with respect to warrants granted to him in 2009, and with respect to amendment to five (5) grants of options to him in 2009.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards		All other Compensation		Total
		($)	($)		($)(1)		($)
Ronald Wilen	2009	205,385	26,535	(2)	9,335	(3)	241,255
Chief Executive Officer and President	2008	200,769	98,700		7,935	(3)	307,404

Brian King (4)	2008	130,769	-		11,088	(5)	141,857
Former President and Chief Executive Officer

(1)	We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2)	Includes 150,000 warrants valued at $26,535, which was awarded to Mr. Wilen for his services as a director.

(3)
During the fiscal years ended March 31, 2009 and 2008, we paid for the lease on one automobile used by Mr. Wilen under monthly lease payments.  We also paid for medical insurance for Mr. Wilen at a rate of $349.57 per month.

(4)	Mr. King resigned as our Chief Executive Officer in November 2007.

(5)	We paid for Mr. King’s medical insurance at a rate of $1,400.30 per month through November 2007.

Employment Agreement

Effective as of April 16, 2007, we entered into an employment agreement with Ronald Wilen that provides for his continued employment through April 16, 2012, which agreement was amended and restated as of December 31, 2008 for the purposes of making it more compliant with the provisions of Section 409A of the Internal Revenue Code.  Under the terms of the employment agreement, Mr. Wilen receives annual base compensation in the amount of $200,000 per year, subject to a 2.5% increase each year.  Mr. Wilen is also entitled to receive benefits (including health, disability and life insurance benefits) provided to other employees of the Company.  In addition, Mr. Wilen is entitled to receive options to purchase 50,000 shares of our common stock for each year of employment.

If Mr. Wilen is terminated without cause, as defined in the his employment agreement, or by Mr. Wilen for good reason, as defined in the employment agreement, he will receive (i) his then current base salary for the lesser of twelve (12) months or the remainder of the employment term under his employment agreement and (ii) health and disability insurance for a period of eighteen (18) months.

The agreement also contains covenants governing confidentiality, non-competition and non-solicitation.  The non-competition continues for a period of two (2) years following termination of Mr. Wilen’s employment.

Director Compensation

Each director receives warrants to purchase 150,000 shares of our common stock in lieu of an annual retainer and meeting fees.  Other than the warrants to purchase 150,000 shares of our common stock there are no special fees, contracts entered into, or payments made in consideration of any director’s service as a director.

The following table shows compensation paid to all directors who are not also employees during fiscal year ended March 31, 2009.

Name	Option Awards ($)	Total ($)
Jack Silver (1)	26,535	26,535
Adam Hershey (2)	26,535	26,535
John A. Lack (3)	26,535	26,535
Peter Garson-Rappaport (4)	26,535	26,535
Martin Rappaport (5)	26,535	26,535

(1)	As of March 31, 2009, the aggregate number of options and/or warrants outstanding held by Mr. Silver, for which he was granted for his services as a director, was 150,000 warrants.

(2)	As of March 31, 2009, the aggregate number of options and/or warrants outstanding held by Mr. Hershey, for which he was granted for his services as a director, was 150,000 warrants.

(3)	As of March 31, 2009, the aggregate number of options and/or warrants outstanding held by Mr. Lack, for which he was granted for his services as a director, was 150,000 warrants.

(4)	As of March 31, 2009, the aggregate number of options and/or warrants outstanding held by Mr. Garson-Rappaport, for which he was granted for his services as a director, was 150,000 warrants.

(5)
As of March 31, 2009, the aggregate number of options and/or warrants outstanding held by Mr. Rappaport, for which he was granted for his services as a director, was 150,000 warrants and 80,000 options.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Ronald Wilen,	40,000	.12	3/31/2010
Chief Executive Officer,	10,000	.12	1/1/2011
and President	10,000	.12	3/30/2017
	50,000	.12	4/10/17
	10,000	.12	3/31/2018
	50,000	.12	4/10/18
	150,000	.12	2/13/2019
Brian King,	500,000	1.00	9/15/2014
Former President and	500,000	1.06	4/1/2015
Chief Executive Officer	250,000	2.05	4/1/2016

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

There were stock options to purchase 400,000 shares of our common stock available for future grant as of March 31, 2009 under the 2001 Equity Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table sets forth information regarding the number of shares of our common stock beneficially owned on July 14, 2009, by each of our directors, each of our executive officers named in the Summary Compensation Table above, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock.  Except as otherwise set forth below, the address of each of the persons listed below is c/o United Energy Corp., 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.

	Amount and Nature of
Name and Address	Beneficial		Percent of
of Beneficial Owner	Ownership(1)		Class (1)

Ronald Wilen	3,797,806	(2)	11.7%

James McKeever, CPA	3,000		*

Jack Silver	3,555,139	(3)	11.0%
SIAR Capital LLC
660 Madison Avenue
New York, NY 10021

Martin Rappaport	3,680,417	(4)	11.3%

Adam Hershey	450,000	(5)	1.4%

Peter Garson-Rappaport	300,000	(6)	1.0%

John A. Lack	300,000	(7)	1.0%

All current executive officers and directors
as a group (7 persons)	12,086,362		33.3%

5% or Greater Stockholders:

Joseph J. Grano, Jr.	3,087,916	(8)	9.2%
c/o Centurion Holdings LLC
1185 Avenue of the Americas, Suite 2250
New York, NY 10036
________________
* Less than 1% of outstanding shares.

(1)
As of June 30, 2009, the Company had 31,030,115 shares of common stock and three shares of Preferred Stock outstanding. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.  All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act.  All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)
Includes (i) 2,236,000 shares of common stock, (ii) stock options to purchase 170,000 shares at an exercise price of $.12 per share, (iii) warrants to purchase 550,000 shares at an exercise price of $.12 per share and (iv) convertible notes which are convertible into 841,806 shares at a conversion price of $.12 per share, but excludes (i) warrants to purchase 150,000 shares at an exercise price of $.12 per share and (ii) warrants to purchase 200,000 shares at an exercise price of $.125 per share, which warrants provide that they cannot be exercised to the extent following such exercise the holder or its affiliates would beneficially own more than 9.99% of the total number of outstanding shares of common stock.

(3)
Includes (i) 2,313,333 shares of common stock held by Sherleigh, a trust of which Mr. Silver is the trustee, (ii) warrants to purchase 400,000 shares at an exercise price of $.12 per share held by Mr. Silver and (iii) convertible note which is convertible into 841,806 shares at a conversion price of $.12 per share held by Mr. Silver, but excludes (i) warrants to purchase 5,682,667 shares at an exercise price of $.12 per share held by Sherleigh; (ii) 200,000 shares issuable upon conversion of 3 shares of preferred stock held by Sherleigh; (iii) warrants to purchase 200,000 shares at an exercise price of $.125 per share held by Sherleigh and (iv) warrants to purchase 150,000 shares at an exercise price of $.12 per share held by Mr. Silver, which warrants and preferred stock provide that they cannot be exercised or converted to the extent following such exercise or conversion the holder or its affiliates would beneficially own more than 9.99% of the total number of outstanding shares of common stock. The three shares of preferred stock constitute 100% of the class of such voting equity securities.

(4)
Includes (i) 2,210,000 shares of common stock, (ii) stock options to purchase 10,000 shares at an exercise price of $0.70 per share,  (iii) stock options to purchase 10,000 shares at an exercise price of $1.30 per share, (iv) stock options to purchase 10,000 shares at an exercise price of $1.18 per share, (v) stock options to purchase 40,000 shares at an exercise price of $1.00 per share, (vi) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable, (vii) warrants to purchase 550,000 shares at an exercise price of $.12 per share and (viii) convertible notes which are convertible into 840,417 shares at a conversion price of $.12 per share, but excludes (i) warrants to purchase 150,000 shares at an exercise price of $.12 per share and (ii) warrants to purchase 200,000 shares at an exercise price of $.125 per share, which warrants provide that they cannot be exercised to the extent following such exercise the holder or its affiliates would beneficially own more than 9.99% of the total number of outstanding shares of common stock.

(5)	Includes warrants to purchase 450,000 shares at an exercise price of $.12 per share.

(6)	Includes warrants to purchase 300,000 shares at an exercise price of $.12 per share.

(7)	Includes warrants to purchase 300,000 shares at an exercise price of $.12 per share.

(8)	Includes 1,791,665 shares of common stock and warrants to purchase 1,296,251 shares of common stock.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,187,500	$1.22	400,000
Equity compensation plans not approved by security holders	1,100,000	$1.65	--
Total	4,287,500		--

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

As of June 30, 2009, three of our six directors have been designated by Sherleigh.  Such designees of Sherleigh are Jack Silver, Adam Hershey and Peter Garson-Rappaport.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2009, Mr. Wilen, Martin Rappaport, a director, and Sherleigh provided the Company with a short term loan in the amount of $50,000 each, and each received warrants to purchase up to 200,000 shares of common stock at an exercise price of $.125 per share which warrants are exercisable for a period of five (5) years.  Subsequently, in May 2009, the loan by Sherleigh was repaid, and Messrs Wilen and Rappaport loaned the Company an additional $50,000 each, and Jack Silver, a director and the trustee of Sherleigh, loaned the Company $101,017.  Thereafter, in June 2009, the Company amended the Messrs Wilen’s and Rappaport’s March 2009 notes into secured convertible notes and issued to Messrs Wilen, Rappaport and Silver secured convertible notes for their May 2009 loans to the Company.  All of the convertible notes bear interest at 12% per annum, are due July 13, 2009 and are secured by substantially all the assets of the Company.  In consideration for agreeing to extend the maturity date of the March 2009 loans and for making the June 2009, Messrs Wilen, Rappaport and Silver each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.  The Company intends to use the proceeds of all such loans for general working capital needs.

Martin Rappaport owned the building through September 2007 in which we lease our principal executive offices in Secaucus, New Jersey. We paid $115,200 per year under the lease, excluding real estate taxes. We believe that this transaction was advantageous to us and was on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

Series A, Series B and Series C Warrants

Each of the Series A, Series B and Series C Warrants provide that they may be exercised at any time prior to the five year anniversary date of the issuance of such warrants.  In June 2008, the Company agreed to extend the exercise period of such warrants to June 30, 2013.  The warrants also provide for cashless exercise at the option of the holder and anti-dilution protection in the event the Company is deemed to have issued shares of common stock for a price less than the exercise price.  In connection with the issuance of warrants to employees and directors, the issuance of a convertible note and the reduction of exercise price of certain options in February 2009, the Company and Sherleigh entered into an anti-dilution waiver (the “Waiver”) whereby the exercise price of the Series A, Series B and Series C Warrants held by Sherleigh were reduced from $1.00 to $.12 per share.  In addition, Sherleigh agreed not to increase the number of shares underlying such warrants.  Without the waiver, the number of shares underlying such warrants would have been increased to 47,355,558 shares.

Series A Convertible Preferred Stock

Each share of Preferred Stock earns dividends at the rate of 6% per annum of the Stated Value of $8,000.  Such dividends are payable from legally available funds on June 30th and December 30th of each year, or at the option of the holder, in shares of common stock of the Company at the applicable conversion rate.

Each share of Preferred Stock is convertible into 200,000 shares of common stock at the option of the holder.  Such conversion rate is subject to anti-dilution protections in the event the Issuer is deemed to have issued shares of common stock at a price less than the conversion price.

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

Consulting Agreement

In September 2008, the Company entered into a consulting agreement with SIAR Capital, LLC (“SIAR”) pursuant to which the Company retained SIAR to provide management consulting services for a period of five (5) years.  Mr. Silver is the principal of SIAR.  In addition, Adam Hershey, a director, is employed by SIAR and Peter Garson-Rappaport, a director, is a former employ of SIAR.  The rights and obligations of SIAR under the consulting agreement were subsequently assigned to Mr. Silver.

As compensation of the consulting services, the Company agreed to pay an amount equal to two percent of the annual increase in the market capitalization of the Company during each twelve (12) month period of the consulting term, as determined by the average closing price for the thirty trading days preceding the end of each such twelve month period as compared to the higher of (i) the average closing price for the thirty trading days preceding the end of the prior twelve month period (the “Base Year”) and (ii) the highest average closing price for the thirty trading days preceding the end of any prior Base Year, except that the market capitalization at the commencement of the consulting term shall be based on a price of $.50 per share.  The compensation payable is limited to a maximum aggregate increase in market capitalization during the term of $200 million.

Director Independence

The board of directors have determined that Messrs Silver, Hershey, Garson-Rappaport, Rappaport and Lack are independent directors as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to billed by Jewett Schwartz Wolfe & Associates for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2009 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for the fiscal year was approximately $35,500 and the fees billed by Imowitz, Koenig & Co., LLP (“Imowitz”) for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2008 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years were approximately $75,000.

Audit-Related Fees

Fees of $22,500 and $7,088 were billed by Jewett Schwartz Wolfe & Associates and Imowitz, respectively, for audit-related services for the fiscal year ended March 31, 2009 and March 31, 2008.

Tax Fees

No fees were billed by Jewett Schwartz Wolfe & Associates and Imowitz for tax services rendered for the fiscal years ended March 31, 2009 and 2008.

All Other Fees

Jewett Schwartz Wolfe & Associates and Imowitz did not render any other services, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended March 31, 2009 or for the fiscal year ended March 31, 2008.

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

PART IV

ITEM 15.  EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of United Energy Corp. (1)
3.2	Amendment to the Articles of Incorporation. (2)
3.3	Articles of Incorporation: Articles Fourth, Fifth and Seventh. (1)
3.6	By-Laws of United Energy Corp. (1)
3.7	By-Laws: Article I: Sections: Six, Seven, Eight, Nine, Ten; Article II: Section Nine: Article IV: Section Two. (1)
3.8	New Article V of the Bylaws. (13)
3.9	Amendment to Articles of Incorporation of United Energy Corp. (10)
3.10	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (13)
4.1	Form of Stock Certificate of United Energy Corp. (1)
4.2	Common Stock Purchase Warrant, dated March 24, 2004. (3)
4.3	Form of March 2005 Series A Purchase Warrant. (7)
4.4	Form of March 2005 Series B Purchase Warrant. (7)
4.5	Warrant Certificate, dated April 27, 2005. (8)
4.6	2002 Common Stock Purchase Warrant. (9)
4.7	Common Stock Purchase Warrant, dated February 28, 2005. (6)
4.8	Form of Series C Warrant. (13)
4.9	Form of Warrant between United Energy Corp. and Connie Kristan. (15)
4.10	Form of Warrant between United Energy Corp. and Joseph Grano. (15)
4.11	Form of Director warrants issued February 13, 2009 (19)
10.1	2001 Equity Incentive Plan, as amended on May 29, 2002. (4)
10.2	Securities Purchase Agreement dated March 18, 2005, between United Energy Corp. and the Purchasers identified therein. (7)
10.3	Registration Rights Agreement dated March 18, 2005, between United Energy Corp. and the Purchasers identified therein. (7)
10.4	Consulting Services Agreement dated April 27, 2005, between United Energy Corp. and Ben Barnes. (8)
10.5	2002 Common Stock and Warrant Purchase Agreement. (9)
10.6	United Energy Corp. 2001 Equity Incentive Plan, Amended and Restated Effective May 29, 2002. (10)
10.7	Form of Incentive Stock Option Agreement. (11)
10.8	Form of Stock Option Agreement. (11)
10.9	First Amendment to Securities Purchase Agreement, dated January 26, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (12)
10.10	Second Amendment to Securities Purchase Agreement, dated as of March 9, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (13)
10.11	Registration Rights Agreement, dated as of March 9, 2006, by and between United Energy Corp. and Sherleigh Associates, Inc. Profit Sharing Plan. (13)
10.12	Form of Securities Purchase Agreement dated as of March 24, 2006. (14)
10.13	Form of Registration Rights Agreement dated as of March 24, 2006. (14)
10.14	Form of First Amendment to Securities Purchase Agreement and Registration Rights Agreement dated as of March 24, 2006. (14)
10.15	Employment Agreement with Ronald Wilen dated April 17, 2007. (16)
10.16	Master Purchase Agreement, dated February 23, 2006, between Petrobras America Inc. and the Company. (18)
10.17	Anti-Dilution Waiver Agreement, dated February 13, 2009 by and between the Company and Joseph Grano. (19)
10.18	Anti-Dilution Waiver Agreement, dated February 13, 2009 by and between the Company and Sherleigh Associates Inc. Profit Sharing Plan. (19)
10.19	Consulting Agreement, dated as of June 27, 2008, by and between the Company and SIAR Capital, LLC. (17)

21.1	Subsidiaries of Small Business Issuer (15)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Interim Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer’s and Interim Chief Financial Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
(1)	Incorporated by reference from the exhibits filed with the Form 10 on June 20, 2000.
(2)	Incorporated by reference from the exhibits filed with the Form 10-Q for the period ended September 30, 2001.
(3)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 30, 2004.
(4)	Incorporated by reference from the exhibits filed with the Schedule 14A for the year ended March 31, 2003.
(5)	Incorporated by reference from the exhibits filed with the Registration Statement on Form SB-2 (No. 333 115484).
(6)	Incorporated by reference from the exhibits filed with the Form 8-K filed on April 12, 2005.
(7)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 23, 2005.
(8)	Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2005.
(9)	Incorporated by reference from the exhibits filed with the Form S-3 filed on September 13, 2005.
(10)	Incorporated by reference from the exhibits filed with the Definitive Schedule 14A filed on July 18, 2005
(11)	Incorporated by reference from the exhibits filed with the Form S-8 filed on September 29, 2005.
(12)	Incorporated by reference from the exhibits filed with the Form 8-K filed on January 27, 2006.
(13)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 9, 2006.
(14)	Incorporated by reference from the exhibits filed with the Form SB-2 filed on April 24, 2006.
(15)	Incorporated by reference from the exhibits filed with the Form 10-KSB filed on May 29, 2006.
(16)	Incorporated by reference from the exhibits filed with the Form 10-QSB filed on August 14, 2007.
(17)	Incorporated by reference from the exhibits filed with the Form 8-K filed on September 26, 2008.
(18)	Incorporated by reference from the exhibits filed with the Form 10-KSB filed on July 14, 2008.
(19)	Incorporated by reference from the exhibits filed with Form 10-Q filed on February 17, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ENERGY CORP.

Date: July 14, 2009	By:	/s/ Ronald Wilen
Ronald Wilen
Chief Executive Officer

	By:	/s/ James McKeever
James McKeever
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald Wilen	Chief Executive Officer, President and	July 14, 2009
Ronald Wilen	Secretary (principal executive officer)

/s/ James McKeever	Interim Chief Financial Officer	July 14, 2009
James McKeever	(principal financial and accounting officer)

/s/ Adam Hershey	Director	July 14, 2009
Adam Hershey

/s/ Peter Garson-Rappaport	Director	July 14, 2009
Peter Garson-Rappaport

/s/ John Lack	Director	July 14, 2009
John Lack

/s/ Martin Rappaport	Director	July 14, 2009
Martin Rappaport

/s/ Jack Silver	Director, Chairman of the Board of Directors	July 14, 2009
Jack Silver

UNITED ENERGY CORP. AND SUBSIDIARIES

FORM 10-K

ITEM 8

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of United Energy Corp. and its subsidiaries required to be included in Item 7 are listed below:

Page

Report of independent registered public accounting firm	F-2

Report of prior year independent registered public accounting firm	F-3

Consolidated balance sheets as of March 31, 2009 and March 31, 2008	F-4-5

For the periods ended March 31, 2009 and 2008:
Consolidated statements of operations	F-6
Consolidated statements of stockholders' equity	F-7
Consolidated statements of cash flows	F-8-9

Notes to consolidated financial statements	F-10-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UNITED ENERGY CORP. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of United Energy, Corp. and Subsidiaries as of March 31, 2009 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Energy, Corp. and Subsidiaries, as of March 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $22,000,000 as of March 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock and increased sales volumes and the ability to achieve profitability from the sales of our products lines. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
July 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of United Energy Corp.:

We have audited the accompanying consolidated balance sheet of United Energy Corp. (a Nevada corporation) and subsidiaries as of March 31, 2008 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Energy Corp. and subsidiaries as of March 31, 2008 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ IMOWITZ, KOENIG & CO., LLP
New York, New York
July 14, 2008

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	March 31,	March 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,372	$858,575
Accounts receivable, net of allowance for doubtful
accounts of $7,032 and $25,329, respectively	140,531	247,747
Inventory	155,427	141,667
Prepaid expenses and other current assets	79,237	162,255
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	456,567	1,435,244

PROPERTY AND EQUIPMENT, net of accumulated
depreciation	108,094	51,356

OTHER ASSETS:
Goodwill, net of accumulated amortization of $17,704	15,499	15,499
Patents, net of accumulated amortization of
$242,000 and $193,330, respectively	347,661	386,687
Loans receivable	3,843	5,023
Deposits	1,385	1,385
Total assets	$933,049	$1,895,194

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	March 31,	March 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$189,609	$167,913
Accrued expenses	107,622	113,698
Convertible term note payable	35,000	-
Due to related parties	150,000	244,141
Total current liabilities	482,231	525,752

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock:
$8,000 stated value; 100,000 shares
authorized; 3 shares issued and outstanding
as of March 31, 2009 and 2008	24,000	24,000
Common Stock: $0.01 par value; 100,000,000
shares authorized; 31,030,115 shares
issued and outstanding as of March 31,
2009 and 2008	310,301	310,301
Additional paid-in capital	22,196,257	21,775,204
Accumulated deficit	(22,079,740)	(20,740,063)
Total stockholders' equity	450,818	1,369,442
Total liabilities and stockholders' equity	$933,049	$1,895,194

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUES, net	$1,206,321	$1,042,320

COST OF GOODS SOLD	567,758	469,237

Gross profit	638,563	573,083

OPERATING EXPENSES:
Selling, general and administrative	1,586,355	2,310,725
Research and deveolpment	329,186	298,618
Depreciation and amortization	59,795	69,171
Total operating expenses	1,975,336	2,678,514

Loss from operations	(1,336,773)	(2,105,431)

OTHER INCOME (EXPENSE), net:
Interest income	950	67,504
Interest expense	(2,414)	(2,463)
Total other income, net	(1,464)	65,041

Net loss	(1,338,237)	(2,040,390)

PREFERRED DIVIDENDS	(1,440)	(1,440)

Net loss applicable to common shareholders	$(1,339,677)	$(2,041,830)

BASIC AND DILUTED LOSS PER SHARE,	$(0.04)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING:	31,030,115	31,030,115

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Common Stock			Additional	Accumulated
			Preferred	Paid-In
	Shares	Amount	Stock	Capital	Deficit	Total
BALANCE, April 1, 2007	31,030,115	$310,301	$24,000	$21,540,041	$(18,698,233)	3,176,109
Compensation expense associated
with options	-	-	-	235,163	-	235,163
Dividends paid on preferred shares	-	-	-	-	(1,440)	(1,440)
Net loss	-	-	-	-	(2,040,390)	(2,040,390)
BALANCE, March 31, 2008	31,030,115	310,301	24,000	21,775,204	(20,740,063)	1,369,442
Compensation expense associated
with options	-	-	-	17,702	-	17,702
Compensation expense associated
with warrants	-	-	-	159,210	-	159,210
Related party payable write off	-	-	-	244,141	-	244,141
Dividends paid on preferred shares	-	-	-	-	(1,440)	(1,440)
Net loss	-	-	-	-	(1,338,237)	(1,338,237)
BALANCE, March 31, 2009	31,030,115	$310,301	$24,000	$22,196,257	$(22,079,740)	$450,818

The accompanying notes are an integral part of this consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations	$(1,338,237)	$(2,040,390)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	75,384	80,578
Allowance for doubtful accounts	(18,297)	19,450
Compensation expense associated with options	17,702	235,163
Compensation expense associated with warrants	159,210	-
Asset transferred in legal settlement	-	5,003
Changes in operating assets and liabilities
Accounts receivable	125,513	(202,731)
Inventory	(13,760)	(2,870)
Loan receivable, net	-	(25,000)
Prepaid expenses and other current assets	83,018	(34,038)
Accounts payable and accrued expenses	50,621	49,251
Net cash used in continuing operations	(858,846)	(1,915,584)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Accounts receivable	-	31
Note receivable, net	-	4,476
Net cash provided by discontinuing operations	-	4,507
Net cash used in operating activities	(858,846)	(1,911,077)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on loans receivable	2,400	313
Payment on loans receivable	(1,220)	(3,473)
Payments for acquisition of property and equipment	(83,453)	(6,387)
Payments for patent	(9,644)	(83,267)
Cash used in investing activities	(91,917)	(92,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	150,000	-
Preferred stock dividend	(1,440)	(1,440)
Net cash provided by (used in) financing activities	148,560	(1,440)
Net decrease in cash and cash equivalents	(802,203)	(2,005,331)
CASH AND CASH EQUIVALENTS, beginning of period	858,575	2,863,906
CASH AND CASH EQUIVALENTS, end of period	$56,372	$858,575

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$1,691	$2,463
Income taxes	$2,860	$3,680

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued in conversion of accounts payable	$35,000	$-
Related party payable write off	$244,141	$-

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.	DESCRIPTION OF BUSINESS

United Energy Corp. (“United Energy” or the “Company”) considers its primary business focus to be the development, manufacture and sale of environmentally friendly specialty chemical products with applications in several industries and markets.  Our current line of products includes K-Line of Chemical Products for the oil industry and related products.

Through our wholly owned subsidiary, Green Globe Industries, Inc. (“Green Globe”), we provide the U.S. military with a variety of solvents, paint strippers and cleaners under our trade name “Qualchem.” Green Globe is a qualified supplier for the U.S. military and has sales contracts currently in place with no minimum purchase requirements, which are renewable at the option of the U.S. military.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations in 2009.  For the year ended March 31, 2009 the Company incurred net loss approximating $1,338,237. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, the Company may need to raise additional funds through loans, additional sales of its equity securities, increased sales volumes and the ability to achieve profitability from the sales of our product lines.  There is no assurance that the Company will be successful in raising additional capital.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

Inventories

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  Our policy is to evaluate all inventories including raw materials, and finished goods.  These inventories consisted of chemical products.  At March 31, 2009 and 2008, the value of the company’s inventory was $ 155,427 and $141,667, respectively.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.  Depreciation expense for the years ended March 31, 2009 and 2008 was $26,714 and $38,108, respectively.

Property and equipment consists of the following at March 31, 2009 and 2008:

	2009	2008
Furniture and fixtures	$83,355	$81,642
Machinery and equipment	418,626	336,887
Vehicles	42,001	42,001
Leasehold improvements	26,203	26,203
	570,185	486,733

Less- Accumulated depreciation	(462,091)	(435,377)
Property and equipment, net	$108,094	$51,356

Goodwill

The Company capitalized goodwill related to the acquisition of Green Globe in September of 1998. Goodwill represents cost in excess of fair value on the net assets acquired.  Goodwill was amortized over a 15 year period using a straight line amortization method until the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” on April 1, 2002.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

As required by SFAS No. 142, the Company completed its transitional impairment testing of intangible assets. Under SFAS No. 142, a goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps:  (i) the Company determines impairment by comparing fair value of a reporting unit with its carrying value, and (ii) if there is an impairment the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

As of March 31, 2009 the Company completed its annual impairment testing of goodwill. The Company estimated the fair value of its goodwill by using discounted cash flow analysis. As a result of the impairment tests, the Company did not record a goodwill impairment charge related to Green Globe, during the year ended March 31, 2009.

Research & Development

 Our products are the result of research and development expenditures. The Company’s policy is to expense any research and development costs as they are incurred.  The Company incurred research and development costs of $329,186 and $298,618 for the fiscal years ended March 31, 2009 and 2008, respectively.

Patents

The Company capitalizes legal costs incurred to obtain patents. Amortization begins when the patent is approved using the straight-line basis over the estimated useful life of 15 years.

Accounting for Long-Lived Assets

The Company’s long-lived assets include property and equipment and patents. In accordance with SFAS No. 144, long-lived assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004), “Share-based payments”, the Company records compensation expense for all stock-based payment awards made to employees based on estimated fair value.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Subsequent Events

In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we will adopt this standard in the first quarter of fiscal year 2010. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The impact of adoption of SFAS No. 161 was not material to the Company’s consolidated financial condition or results of operations.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Per Share Data

 SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.  Diluted loss per share for the years ended March 31, 2009 and 2008 does not include 15,036,833 and 11,802,500 stock options, warrants and convertible preferred stock, respectively, since the inclusion would have been antidilutive.

Concentrations of Risk

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Accounts Receivable

The Company had three customers that accounted for 84% of the total accounts receivable at March 31, 2009 and two customers that accounted for 82% of the total accounts receivable at March 31, 2008. One company accounted for 42% and 61%, the second accounted for 32% and 21%, and the last accounted for 10% and 0% at March 31, 2009 and 2008 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations.

Significant Customers

The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2009 and 2008, are as follows:

	2009	2008

Customer A	0%	25%
Customer B	29%	22%
Customer C	0%	24%
Customer D	11%	0%
Customer E	10%	0%

Vendors

The Company purchased supplies from major venders for the years ended March 31, 2009 and 2008 as follows:

	2009	2008

Vendor A	46%	27%
Vendor B	37%	24%

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, note and loan receivable, inventory, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

Reclassifications

Certain amounts in the March 31, 2008 consolidated financial statements have been reclassified to conform to the March 31, 2009 presentation

4.	INVENTORY

Inventory consists of the following as of March 31, 2009 and 2008:
	2009	2008

Blended chemicals	$92,944	$85,615
Raw materials	62,483	56,052
Total inventory	$155,427	$141,667

5.	RELATED PARTY TRANSACTIONS

 In March 2009, Ronald Wilen, a director, the President and the Chief Executive Officer, Martin Rappaport, a director, and Sherleigh Associates Profit Sharing Plan (“Sherleigh”), a trust of which Jack Silver, a director, is the trustee, provided the Company with short term loans in the amount of $50,000 each, and each received warrants to purchase up to 200,000 shares of common stock at an exercise price of $.125 per share which warrants are exercisable for a period of five (5) years.  Subsequently, in May 2009, the loan by Sherleigh was repaid, and Messrs Wilen and Rappaport loaned the Company an additional $50,000 each, and Mr. Silver loaned the Company $101,017.  Thereafter, in June 2009, the Company amended the Messrs Wilen’s and Rappaport’s March 2009 notes into secured convertible notes and issued to Messrs Wilen, Rappaport and Silver secured convertible notes for their May 2009 loans to the Company.  All of the convertible notes bear interest at 12% per annum, are due August 13, 2009 and are secured by substantially all the assets of the Company.  In consideration for agreeing to extend the maturity date of the March 2009 loans and for making the June 2009 loans, Messrs Wilen, Rappaport and Silver each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.

Martin Rappaport, a major shareholder and director of the Company, owned the property through September 2007 from which United Energy leases the 9,600 square foot facility it occupies in Secaucus, New Jersey. The Company paid $115,200 per year under the lease, excluding real estate taxes.

6.	CONVERTIBLE DEBT

On January 28, 2009, the Company issued a convertible term note (the “Term Note”) in the amount of $35,000, which accrues interest at 7% per year. Principal and interest is payable on the maturity date of June 30, 2009.The holder of the Term Note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.12 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

In July 2002, an action was commenced against the Company in the Court of Common Pleas of South Carolina, Pickens County, brought by Quantum International Technology, LLC and Richard J. Barrett.  The plaintiffs allege that they were retained as the sales representatives of the Company and in that capacity made sales of the Company’s products to the United States government and to commercial entities.  The plaintiffs further allege that the Company failed to pay to the plaintiffs agreed commissions at the rate of 20% of gross sales of the Company’s products made by the plaintiffs.  The complaint seeks an accounting, compensatory damages in the amount of all unpaid commissions plus interest thereon, punitive damages in an amount treble the compensatory damages, plus legal fees and costs. The plaintiffs maintain that they are entitled to receive an aggregate of approximately $350,000 in compensatory and punitive damages, interest and costs.  In June 2003, the action was transferred from the court in Pickens County to a Master in Equity sitting in Greenville, South Carolina and was removed from the trial docket.  The action, if tried, will be tried without a jury. No trial date has yet been scheduled.  The Company believes to have meritorious defenses to the claims asserted in the action and intends to vigorously defend the case.  The outcome of this matter cannot be determined at this time.

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

Lease Commitments

The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2012. Certain leases contain renewal options.  The following is a schedule of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2009.

Year
2010	$134,681
2011	40,047
2012	3,734
Total minimum lease payments	$178,462

Operating lease expense was $135,899 and $133,953 for the years ended March 31, 2009 and 2008, respectively.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000 shares of preferred stock in one or more series, with such voting powers, designations, preferences, limitations, restrictions and relative rights as may be established by resolution of the Board of Directors.

The Company has issued three shares of Series A Convertible Preferred Stock (the “Preferred Stock”), with a par value of $0.01 per share and a stated value of $8,000 per share. The Preferred Stock is non redeemable and is convertible at the election of the holder into shares of Common Stock, based on the stated value per share, at an initial conversion price of $1.00 per share. The Preferred Stock pays a dividend at a rate of 6% per annum. Upon any liquidation of the Company, the holder of the Preferred Stock will be entitled to be paid, prior to the Common Stock or any other security that by their terms are junior to the Preferred Stock. The Preferred Stock has no voting rights, however upon the occurrence of a Triggering Event (as defined in the agreement), the holder of the Preferred Stock has the right, at their option, to designate and elect a majority of the Company’s Board of Directors. The Triggering Event occurred during the fiscal year ended March 31, 2007 and the holder of the Preferred Stock exercised the option during the fiscal year ended March 31, 2008.

On February 13, 2009, the company modified the conversion price per share from $1.00 to $0.12, upon approval of the Board of Directors subject to the terms of the anti-dilution adjustment pursuant to the Series A Convertible Preferred Stock.

Warrants

The Company has issued warrants in conjunction with various private placements of its stock, convertible notes and as compensation to directors and employees. All warrants are currently exercisable.

The following table summarizes warrant information for the years ended March 31, 2009 and 2008.

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding April 1, 2007	10,991,000	$1.41
Expired	(3,000,000)	$2.00
Outstanding March 31, 2008	7,991,000	$1.14
Issued	3,833,333	$0.126
Expired	(275,000)	$1.32
Outstanding March 31, 2009	11,549,333	$0.80
As of March 31, 2009, outstanding common stock warrants are as follows:

Number of	Exercise
Warrants	Price	Expiration Date

50,000	$1.000	May 17, 2009
50,000	$2.000	May 17, 2009
100,000	$1.250	March 24, 2011
100,000	$1.500	March 24, 2011
100,000	$1.750	March 24, 2011
100,000	$0.300	August 24, 2011
100,000	$1.250	February 28, 2012
100,000	$1.500	February 28, 2012
100,000	$1.750	February 28, 2012
6,016,000	$0.120	June 30, 2013
2,033,333	$0.120	June 30, 2013
200,000	$0.120	February 13, 2014
600,000	$1.125	March 13, 2014
500,000	$1.340	April 27, 2015
500,000	$2.000	April 27, 2015
900,000	$0.120	February 13, 2019

11,549,333	$0.340

9.	INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended March 31, 2009 and 2008 consist of the following:

	March 31,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$407,939	$591,600
State	106,784	154,860
	514,723	746,460
Valuation allowance	(514,723)	(746,460)

Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31,
	2009	2008

Net operating loss carryforward	514,723	746.460
Valuation allowance	(514,723)	(746,460)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $17,975,000 available to offset future taxable income through 2027.

10.	EMPLOYEE BENEFITS PLAN

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

There were stock options to purchase 400,000 shares of our common stock available for future grant as of March 31, 2009 under the 2001 Equity Incentive Plan.

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2009	2008
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	142.4	79.16- 88.50
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.33 and $1.15 for the years ended March 31, 2009 and 2008, respectively.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the years ended March 31, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding March 31, 2007	3,502,500	$1.17	7.16
Granted	285,000	$1.00
Options outstanding March 31, 2008	3,787,500	$1.15	6.36
Granted	--
Cancelled	(500,000)	$1.25
Options outstanding March 31, 2009	3,287,500	$1.24	6.16

Vested and expected to vest – end of year	3,287,500	$1.24	6.16	$--
Exercisable – end of year	3,137,500	$1.09	6.07	$--

Pursuant to the terms of an employment agreement dated April 17, 2007, with Ronald Wilen, Chief Executive Officer, President and Secretary, for each of the next five (5) years of the term of the agreement (commencing with April 17, 2008), Mr. Wilen will receive an option to purchase fifty thousand (50,000) shares of common stock of the Company. The exercise price with respect to any option granted pursuant to the employment agreement is to be the fair market value of the common stock underlying such option on the date such option was granted.  The initial grant of 50,000 stock options is to be granted out of the 2001 Equity Incentive Plan at the one-year anniversary. In addition, the stock option to purchase 200,000 shares have been reserved for Mr. Wilen out of the 2001 Equity Incentive Plan.

Options outstanding at March 31, 2009 have an exercise price ranging between $0.12 to $2.05.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2009. This amount changes based upon changes in the fair market value of United Energy’s stock. As of March 31, 2009, $72,513 of the total unrecognized compensation costs related to stock options is expected to be recognized over the next four years.

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

Geographic Information:
	2009	2008

U.S.	$1,084,409	$729,678

Nigeria	--	255,024

Trinidad	121,912	57,618

Totals	$1,206,321	$1,042,320

12.	SUBSEQUENT EVENT

Subsequent to year-end, in May 2009, the loan by Sherleigh was repaid, and Messrs Wilen and Rappaport loaned the Company an additional $50,000 each, and Mr. Silver loaned the Company $101,017.  Thereafter, in June 2009, the Company amended the Messrs Wilen’s and Rappaport’s March 2009 notes into secured convertible notes and issued to Messrs Wilen, Rappaport and Silver secured convertible notes for their May 2009 loans to the Company.  All of the convertible notes bear interest at 12% per annum, are due August 13, 2009 and are secured by substantially all the assets of the Company.  In consideration for agreeing to extend the maturity date of the March 2009 loans and for making the June 2009 loans, Messrs Wilen, Rappaport and Silver each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.