Form 10-Q
period 2009-06-30
UNITED ENERGY CORP /NV/
filed 2009-08-14
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.  Yes ☐ No ☑

As of August 14, 2009, 31,328,587 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets June 30, 2009 (Unaudited) and March 31, 2009	3-4

	Consolidated statements of operations for the three months ended June 30, 2009 (Unaudited) and 2008 (Unaudited)	5

	Consolidated statement of stockholders' equity for the three months ended June 30, 2009 (Unaudited)	6

	Consolidated statements of cash flows for the three months ended June 30, 2009 (Unaudited) and 2008 (Unaudited)	7-8

	Notes to consolidated financial statements	9-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Item 1. Financial Statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$110,616	$56,372
Accounts receivable, net of allowance for doubtful accounts of $10,040 and $7,032, respectively	165,142	140,531
Inventory	118,839	155,427
Prepaid expenses and other current assets	63,057	79,237
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	482,654	456,567

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $469,856 and $462,091 respectively	100,329	108,094

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $251,257 and $242,000, respectively	338,134	347,661
Loans receivable	3,993	3,843
Deposits	1,385	1,385
Total assets	$941,994	$933,049

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$201,352	$189,609
Accrued expenses	93,098	107,622
Convertible term note payable	-	35,000
Due to related parties	303,781	150,000
Total current liabilities	598,231	482,231

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock:
$8,000 stated value; 100,000 shares
authorized; 3 shares issued and outstanding
as of June 30, 2009 and March 31, 2009	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,328,587 shares issued and
outstanding as of June 30, 2009
and March 31, 2009	313,286	310,301
Additional paid-in capital	22,268,430	22,196,257
Accumulated deficit	(22,261,953)	(22,079,740)
Total stockholders' equity	343,763	450,818
Total liabilities and stockholders' equity	$941,994	$933,049

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended June 30,
	2009	2008
	(Unaudited)

REVENUES, net	$394,004	$213,638

COST OF GOODS SOLD	153,714	108,534

Gross profit	240,290	105,104

OPERATING EXPENSES:
Selling, general and administrative	351,032	342,633
Research and developement	51,496	74,076
Depreciation and amortization	12,077	12,271
Total operating expenses	414,605	428,980

Loss from operations	(174,315)	(323,876)

OTHER INCOME (EXPENSE), net:
Interest income	7	802
Interest expense	(7,545)	(601)
Total other expense, net	(7,538)	201
Net loss	(181,853)	(323,675)

PREFERRED DIVIDENDS	(360)	(360)

Net loss applicable to common shareholders	$(182,213)	$(324,035)

BASIC AND DILUTED LOSS PER SHARE,	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:	31,180,991	31,030,115

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2009	31,030,115	$310,301	$24,000	$22,196,257	$(22,079,740)	$450,818
Compensation expense associated with options	-	-	-	356	-	356
Compensation expense associated with warrants	-	-	-	39,802	-	39,802
Conversion of convertible note into common stock	298,472	2,985	-	32,015	-	35,000
Dividends accrued on preferred shares	-	-	-	-	(360)	(360)
Net loss	-	-	-	-	(181,853)	(181,853)
BALANCE, June 30, 2009	31,328,587	$313,286	$24,000	$22,268,430	$(22,261,953)	$343,763

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(181,853)	$(323,675)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,292	13,880
Allowance for doubtful accounts	3,008	427
Compensation expense associated with warrants	39,802	-
Compensation expense associated with warrants	356	6,442

Changes in operating assets and liabilities
Accounts receivable	(27,619)	(94,376)
Inventory	36,588	(19,249)
Prepaid expenses and other current assets	16,180	23,160
Accounts payable and accrued expenses	(2,781)	15,597
Net cash used in operating activities	(99,027)	(377,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(150)	(713)
Payments for acquisition of property and equipment	-	(1,054)
Payments for patents	-	(5,786)

Cash used in investing activities	(150)	(7,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	153,781	-
Preferred stock dividend	(360)	(360)

Net cash provided by (used in) financing activities	153,421	(360)

Net increase (decrease) in cash and cash equivalents	54,244	(385,707)

CASH AND CASH EQUIVALENTS, beginning of period	56,372	858,575

CASH AND CASH EQUIVALENTS, end of period	$110,616	$472,868

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$580	$601
Income taxes	$1,040	$1,560

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note into common stock	$35,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2009 (unaudited) and the results of its operations for the three months ended June 30, 2009 and 2008 (unaudited) and cash flows for the three months ended June 30, 2009 and 2008 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2010.

The consolidated balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and has an accumulated deficit of $22,261,953 as of June 30, 2009.  During the three months ended June 30, 2009 the Company experienced a net loss from operations of $181,853 and a negative cash flow from operations of $99,027.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our continued existence is dependent upon several factors, including raising additional funds through loans, additional sales of its equity securities, increased sales volumes and the ability to achieve profitability from the sales of our product lines.  In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

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

3	RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

           In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

4.	CONVERTIBLE DEBT

On January 28, 2009, the Company issued a convertible term note (the “Term Note”) in the amount of $35,000, which accrues interest at 7% per year. Principal and interest is payable on the maturity date of June 30, 2009. The holder of the Term Note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.12 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events.

On June 2, 2009, the conversion was exercised. In consideration for the conversion, the Company issued to the holder of the note, warrants to acquire 140,000 shares of Common Stock at an exercise price of $0.12.

5.	USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

6.	RECLASSIFICATIONS

Certain amounts in the June 30, 2008 consolidated financial statements have been reclassified to conform to the June 30, 2009 presentation.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.  Depreciation and amortization expense for the period ended June 30, 2009 and the year ended March 31, 2009 were $7,765 and $26,714, respectively.

Property and equipment consists of the following::

	June 30,	March 31,
	2009	2009
Furniture and fixtures	$83,355	$83,355
Machinery and equipment	418,626	418,626
Vehicles	42,001	42,001
Leasehold improvements	26,203	26,203
	570,185	570,185
Less: Accumulated depreciation and amortization	(469,856)	(462,091)
Property and equipment, net	$100,329	$108,094

8.	INVENTORY

Inventory consists of the following:

	June 30,	March 31,
	2009	2009
Blended chemicals	$53,445	$92,944
Raw materials	65,394	62,483
Total inventory	$118,839	$155,427

9.	RELATED-PARTY TRANSACTIONS

In March 2009, Ronald Wilen, a director, the President and the Chief Executive Officer, Martin Rappaport, a director, and Sherleigh Associates Profit Sharing Plan (“Sherleigh”), a trust of which Jack Silver, a director, is the trustee, provided the Company with short term loans in the amount of $50,000 each, and each received warrants to purchase up to 200,000 shares of common stock at an exercise price of $.125 per share which warrants are exercisable for a period of five (5) years.  Subsequently, in May 2009, the loan by Sherleigh was repaid, and Messrs Wilen and Rappaport loaned the Company an additional $50,000 each, and Mr. Silver loaned the Company $101,017.  Thereafter, in June 2009, the Company amended the Messrs Wilen’s and Rappaport’s March 2009 notes into secured convertible notes and issued to Messrs Wilen, Rappaport and Silver secured convertible notes for their May 2009 loans to the Company.  All of the convertible notes bear interest at 12% per annum, are due August 13, 2009 and are secured by substantially all the assets of the Company.  In consideration for agreeing to extend the maturity date of the March 2009 loans and for making the May 2009 loans, Messrs Wilen, Rappaport and Silver each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.

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

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2009	2008

Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	147.3	78.0
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.05 for the three months ended June 30, 2009.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2009	3,287,500	$1.24	6.16
Granted	—
Expired	—
Options outstanding June 30, 2009	3,287,500	$1.05	5.45
Vested and expected to vest–end of quarter	3,287,500	$1.05	5.45	$—
Exercisable–end of quarter	3,150,000	$1.09	5.35	$—

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

Options outstanding at June 30, 2009 have an exercise price ranging between $0.12 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2009. This amount changes based upon changes in the fair market value of United Energy’s stock. As of June 30, 2009, $3,913 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of three years and six months.

11.	COMMITMENTS AND CONTINGENCIES

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

12.	SUBSEQUENT EVENT

            Subsequent to quarter-end, in August 2009, the due date on the loans by Messrs Silver, Wilen and Rappaport have been extended to August 31, 2009. All of the convertible notes bear interest at 12% per annum, and are secured by substantially all the assets of the Company.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by us from time to time. The discussion of our liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to our operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein and those discussed under the heading “Risk Factors” in the Company’s 10-K for the fiscal year ended March 31, 2009. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report. Unless the context otherwise requires, “we”, “our”, “us”, the “Company” and similar phrases refer to United Energy Corp.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $394,004 for the quarterly period ended June 30, 2009 and $213,638 for the quarterly period ended June 30, 2008.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues.  Revenues for the three months ended June 30, 2009 were $394,004, a $180,366, or 84% increase from revenues of $213,638 in the comparable three months of 2008.  Revenues from our K-Line of Chemical Products increased by $109,704 to $315,678 or 53% compared to $205,974 in the comparable three months ended June 30, 2008, and revenues from our Green Globe/Qualchem military sales increased by $70,662 to $78,326 or 922% compared to $7,664 in the comparable three months ended June 30, 2008.

Cost of Goods Sold.  Cost of goods sold increased $45,180, or 42%, to $153,714, or 39% of revenue, for the three months ended June 30, 2009 from $108,534, or 51% of revenues for the three months ended June 30, 2008. Cost of goods sold from our K-Line of Chemical Products sales increased by $12,793 to $119,108 or 12% compared to $106,315 in the comparable three months ended June 30, 2008 and by an increase of $32,387 to $34,606 or 146% compared to $2,219 in the comparable three months ended June 30, 2008 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit.  Gross profit for the three months ended June 30, 2009, increased by $135,186, or 129% to $240,290 or 61% of revenues compared with $105,104 or 49% of revenues in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of our K-Line of Chemical Products and our Green Globe/Qualchem military sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8,399 to $351,032 or 89% of sales for the three months ended June 30, 2009 compared with $342,633 or 160% of sales for the three months ended June 30, 2008.  The slight increase in selling, general and administrative expenses is primarily related to an increase in marketing expense partially offset by a decrease in salaries and travel and entertainment expenses.

Research and Development. Research and development expenses decreased $22,580 to $51,496 or 13% of sales for the three months ended June 30, 2009 compared with $74,076 or 35% of sales for the three months ended June 30, 2008. The decrease in research and development expenses was related to a decrease in lab supplies and salaries.

Depreciation and Amortization.  Depreciation and amortization remained relatively constant for the three months ended June 30, 2009 as compared with June 30, 2008.

Interest Income.  The Company had interest income of $7 for the three months ended June 30, 2009 compared with $802 in the corresponding period in 2008. The decrease was due to the use of cash received in connection with the private placement in March 2007.

Interest Expense.  The Company had interest expense of $7,545 for the three months ended June 30, 2009 compared with $601 in the corresponding period in 2008. The increase was due to the indebtedness outstanding on the director loans.

Net Loss.  The three months ended June 30, 2009 resulted in a net loss of $181,853 or $0.01 per share as compared to a net loss of $323,675 or $0.01 per share for the three months ended June 30, 2008. The average number of shares of common stock used in calculating earnings per share increased 150,876 shares to 31,180,991 as a result of 298,472 shares issued in connection with the conversion of the convertible note.

Liquidity and Capital Resources

As of June 30, 2009, the Company had $110,616 in cash and cash equivalents, as compared to $56,372 at March 31, 2009.

The $54,244 increase in cash and cash equivalents was due to net cash used in operations of $99,027, net cash used in investing activities of $150 and net cash provided by financing activities of $153,421. Cash used in investing activities consisted of employee loans of $150.  Cash provided by financing activities consisted of related party loans of $153,781, offset by preferred stock dividends of $360.

As of June 30, 2009 the Company’s backlog included $246,450 of chemical sales.  Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and has an accumulated deficit of $22,261,953 as of June 30, 2009.   During the three months ended June 30, 2009 the Company experienced a net loss from operations of $181,853 and a negative cash flow from operations of $99,027.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our continued existence is dependent upon several factors, including raising additional funds through loans, additional sales of its equity securities, increased sales volumes and the ability to achieve profitability from the sales of our product lines.  In order to increase our cash flow, we are continuing our efforts to stimulate sales and cut back expenses not directly supporting our sales and marketing efforts.

There can be no assurance that we will be successful in stimulating sales or reducing expenses to levels sufficient to generate cash flow sufficient to fund our anticipated liquidity requirements. There also can be no assurance that available financing will be available, or if available, that such financing will be on terms acceptable to us.

Concentration of Risk

Sales to our top three customers, Ainex Corporation, Solarium Solutions and the US Military, accounted for approximately 81% of revenue, or $320,326, for the three-month period ending June 30, 2009 and sales to our top two customers, Nalco Company and Dennis J. Pfeifer, accounted for approximately 57% of our revenue, or $120,780, for the three-month period ending June 30, 2008.

Sales to our top customer, Ainex Corporation, for the three-month period ending June 30, 2009 were $198,000.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4.	Controls and Procedures.

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, the Company issued 298,472 shares of Common Stock upon conversion of a $35,000 note, plus accrued interest.  In consideration for the agreement to convert such note, the Company issued to the holder of the note warrants to acquire 140,000 shares of Common Stock at an exercise price of $0.12.

In June 2009, the Company issued Secured Convertible Promissory Notes in the aggregate principal amount of $201,107, convertible at an exercise price of $0.12 per share, and warrants to acquire in the aggregate 800,000 shares of Common Stock at an exercise price of $0.12 a share.  In June 2009, the Company also issued warrants to acquire 400,000 shares of Common Stock at an exercise price of $0.12 per share in consideration for, among other things, extending the maturity date of previously outstanding notes.

In June 2009, the Company issued warrants to acquire 900,000 shares of Common Stock in the aggregate to members of its Board of Directors as compensation for their services.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Dated: August 14, 2009	UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronald Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)