Form 10-Q
period 2009-09-30
UNITED ENERGY CORP /NV/
filed 2009-11-16
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 16, 2009, 31,328,587 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets September 30, 2009 (Unaudited) and March 31, 2009	3-4

	Consolidated statements of operations for the three months and six months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	5

	Consolidated statement of stockholders' equity for the six months ended September 30, 2009 (Unaudited)	6

	Consolidated statements of cash flows for the six months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	7-8

	Notes to consolidated financial statements	9-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Item 1. Financial Statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$110,880	$56,372
Accounts receivable, net of allowance for doubtful
accounts of $25,711 and $7,032, respectively	343,036	140,531
Inventory	125,335	155,427
Prepaid expenses and other current assets	31,589	79,237
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	635,840	456,567

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization of $477,682 and
$462,091 respectively	93,489	108,094

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $261,103
and $242,000, respectively	332,257	347,661
Loans receivable	4,865	3,843
Deposits	1,385	1,385
Total assets	$1,083,335	$933,049

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$228,179	$189,609
Accrued expenses	70,731	107,622
Convertible term note	-	35,000
Due to related parties	453,781	150,000
Total current liabilities	752,691	482,231

STOCKHOLDERS' EQUITY:
Preferred Stock: 100,000 shares authorized;
Series A Convertible Preferred Stock: $8,000
stated value, 3 shares issued and outstanding
as of September 30, 2009 and March 31, 2009	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,328,587 and 31,030,115
shares issued and outstanding as of
September 30, 2009 and March 31, 2009	313,286	310,301
Additional paid-in capital	22,753,369	22,196,257
Accumulated deficit	(22,760,011)	(22,079,740)
Total stockholders' equity	330,644	450,818
Total liabilities and stockholders' equity	$1,083,335	$933,049

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$613,202	$384,356	$1,007,206	$597,994

COST OF GOODS SOLD	231,845	166,100	385,559	274,634

Gross profit	381,357	218,256	621,647	323,360

OPERATING EXPENSES:
Selling, general and administrative	790,606	419,225	1,141,638	761,858
Research and development	64,143	80,031	115,639	154,107
Depreciation and amortization	12,435	12,631	24,512	24,902
Total operating expenses	867,184	511,887	1,281,789	940,867

Loss from operations	(485,827)	(293,631)	(660,142)	(617,507)

OTHER INCOME (EXPENSE), net:
Interest income	7	121	14	923
Interest expense	(11,878)	(273)	(19,423)	(874)
Total other income (expense), net	(11,871)	(152)	(19,409)	49
Net loss	(497,698)	(293,783)	(679,551)	(617,458)

PREFERRED DIVIDENDS	(360)	(360)	(720)	(720)

Net loss applicable to common shareholders	$(498,058)	$(294,143)	$(680,271)	$(618,178)

BASIC AND DILUTED LOSS PER SHARE:	$(0.02)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING:	31,328,587	31,030,115	31,255,192	31,030,115

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2009	31,030,115	$310,301	$24,000	$22,196,257	$(22,079,740)	$450,818
Compensation expense associated				.
with options	-	-	-	712	-	712
Compensation expense associated
with warrants	-	-	-	524,385	-	524,385
Conversion of convertible note
into common stock	298,472	2,985	-	32,015	-	35,000
Dividends accrued on
preferred shares	-	-	-	-	(720)	(720)
Net loss	-	-	-	-	(679,551)	(679,551)
BALANCE, September 30, 2009	31,328,587	$313,286	$24,000	$22,753,369	$(22,760,011)	$330,644

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(679,551)	$(617,458)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	34,694	31,747
Allowance for doubtful accounts	18,680	(12,848)
Compensation expense associated with warants	524,385	-
Compensation expense associated with options	712	12,571

Changes in operating assets and liabilities
Accounts receivable	(221,185)	59,834
Inventory	30,092	4,272
Prepaid expenses and other current assets	47,648	116,686
Accounts payable and accrued expenses	1,679	(9,972)
Net cash used in operating activities	(242,846)	(415,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(1,023)	885
Payments for acquisition of property and equipment	(985)	(82,267)
Payments for patents	(3,699)	(7,294)

Cash used in investing activities	(5,707)	(88,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payable	303,781	-
Preferred stock dividend	(720)	(720)

Net cash provided by (used in) financing activities	303,061	(720)

Net increase (decrease) in cash and cash equivalents	54,508	(504,564)

CASH AND CASH EQUIVALENTS, beginning of period	56,372	858,575

CASH AND CASH EQUIVALENTS, end of period	$110,880	$354,011

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$886	$874
Income taxes	$1,040	$1,560

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$35,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2009 (unaudited) and the results of its operations for the three and six months ended September 30, 2009 and 2008 (unaudited) and cash flows for the three and six months ended September 30, 2009 and 2008 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three and six months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2010.

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

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $22,760,011 as of September 30, 2009.  During the six months ended September 30, 2009 the Company experienced a net loss from operations of $679,551 and a negative cash flow from operations of $242,846.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Certain amounts in the September 30, 2008 consolidated financial statements have been reclassified to conform to the September 30, 2009 presentation.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.  Depreciation and amortization expense for the period ended September 30, 2009 and the year ended March 31, 2009 were $15,591 and $26,714, respectively.

Property and equipment consists of the following:

	September 30,	March 31,
	2009	2009
Furniture and fixtures	$83,355	$83,355
Machinery and equipment	419,612	418,626
Vehicles	42,001	42,001
Leasehold improvements	26,203	26,203
	571,171	570,185
Less: Accumulated depreciation and amortization	(477,682)	(462,091)
Property and equipment, net	$93,489	$108,094

8.	INVENTORY

Inventory consists of the following:

	September 30,	March 31,
	2009	2009
Blended chemicals	$58,971	$92,944
Raw materials	66,364	62,483
Total inventory	$125,335	$155,427

9.	RELATED-PARTY TRANSACTIONS

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

Subsequently, in May 2009, the loan by Sherleigh was repaid, and Messrs Wilen and Rappaport loaned the Company an additional $50,000 each, and Hilltop Holding Company, L.P. (“Hilltop”), a limited partnership of which Mr. Silver is the managing partner, loaned the Company $101,017.  Thereafter, in June 2009, the Company amended the Messrs Wilen’s and Rappaport’s March 2009 notes into secured convertible notes (the “Amended March Loan Notes”) and issued to Messrs Wilen and Rappaport and Hilltop secured convertible notes (the “May Loan Notes”) for their May 2009 loans to the Company.  The amended notes extended the maturity date of the Amended March Loan Notes to July 13, 2009.  In consideration for agreeing to extend the maturity date and for making the May 2009 loans, Messrs Wilen, Rappaport and Hilltop each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.

Thereafter, in July 2009, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes and the May Loan Notes from July 13, 2009 to August 13, 2009 and as consideration for such extension received in the warrants to purchase in the aggregate up to 611,825 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.

Thereafter, in August 2009, Messrs Wilen and Rappaport and Hilltop each loaned the Company an additional $50,000.  In October 2009, the Company issued to Messrs Wilen and Rappaport and Hilltop secured convertible notes (the “August Loan Notes”) for their August 2009 loans to the Company.  In connection with the August 2009 loans, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes and the May Loan Notes to January 29, 2010.  In consideration agreeing to extend the maturity date and for making the August 2009 loans, Messrs Wilen, Rappaport and Hilltop each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.09 per share, which warrants are exercisable for a period of five (5) years.  In addition, the conversion price of the Amended March Loan Notes and the May Loan Notes from $.12 per share to $.09 per share.  As a result of the foregoing, each of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes are convertible into common stock of the Company at a conversion price of $.09 per share, bear interest at 12% per annum, are due January 2010 and are secured by substantially all the assets of the Company.

The issuance of the August Loan Notes and the warrants in October 2009 and the reduction of the conversion price of the Amended March Loan Notes, the May Loan Notes triggered the anti-dilution provisions of the Company’s outstanding Series A Warrants, Series B Warrants, Series C Warrants and Series A Convertible Preferred Stock.  As a result, in October 2009, the Company entered into an Anti-Dilution Waiver Agreement with the holders of Series A Warrants, Series B Warrants, Series C Warrants and Series A Convertible Preferred Stock, including Sherleigh, whereby the exercise price of the Series A Warrants, the Series B Warrants and the Series C Warrants were reduced from $0.12 to $0.09 per share; however, such holders agreed to waive any increase in the number of shares underlying the Series A Warrants, Series B Warrants and Series C Warrants as a result of such reduction in the exercise price.  In addition, Sherleigh, as the sole holder of the Series A Convertible Preferred Stock, agreed to waive the anti-dilution provisions of the Series A Convertible Preferred Stock.

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

Fair Value of Stock Options
For disclosure purposes under FASB guidance now codified as ASC Topic 505 , the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2009	2008

Expected life (in years)	10	10

Risk-free interest rate	4.54%	4.54%

Volatility	169.4	143.7

Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.05 for the six months ended September 30, 2009.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2009	3,287,500	$1.24	6.16
Granted	—
Exercised	—
Options outstanding September 30, 2009	3,287,500	$1.05	5.17
Vested and expected to vest–end of quarter	3,287,500	$1.05	5.17	$—
Exercisable–end of quarter	3,162,500	$1.09	5.08	$—

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

Options outstanding at September 30, 2009 have an exercise price ranging between $0.09 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2009. This amount changes based upon changes in the fair market value of United Energy’s stock. As of September 30, 2009, $3,557 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of two years and six months.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $1,007,206 for the six-month period ended September 30, 2009 and $597,994 for the six-month period ended September 30, 2008.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues.  Revenues for the three months ended September 30, 2009 were $613,202, a $228,846, or 60% increase from revenues of $384,356 in the comparable three months of 2008.  Revenues from our K-Line of Chemical Products increased by $189,007 to $551,880 or 52% compared to $362,873 in the comparable three months ended September 30, 2008, and revenues from our Green Globe/Qualchem military sales increased by $39,839 to $61,322 or 186% compared to $21,483 in the comparable three months ended September 30, 2008.

Cost of Goods Sold. Cost of goods sold increased $65,745, or 40% to $231,845 or 38% of revenues, for the three months of September 30, 2009 from $166,100 or 44% of revenues, for the three months of September 30, 2008.  The increase in cost of goods sold and the decrease in cost of goods sold as a percentage of revenue was due to the higher sales level in the period compared to the comparable period in 2008. Cost of goods sold from our K-Line of Chemical Products increased by $57,942 to $206,095 or 39% compared to $148,153 in the comparable three months ended September 30, 2008, and cost of goods sold by our Green Globe/Qualchem military sales increased by $7,803 to $25,750 or 43% compared to $17,947 in the comparable three months ended September 30, 2008.

Gross Profit.  Gross profit for the three months ended September 30, 2009, increased by $163,101, or 75% to $381,357 or 62% of sales compared with $218,256 or 56% of sales in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $371,381 to $790,606 or 129% of sales for the three months ended September 30, 2009 compared with $419,225 or 109% of sales for the three months ended September 30, 2008.  The increase in general and administrative expenses is primarily related to an increase in financing costs associated with the issuance of warrants, offset by a decrease in professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $15,888 to $64,143 or 10% of sales for the three months ended September 30, 2009 compared with $80,031 or 21% of sales for the three months ended September 30, 2008. The decrease in research and development expenses was primarily related to a decrease in salaries, partially offset by a slight increase in lab supplies.

Depreciation and Amortization.  Depreciation and amortization remained relatively constant for the three months ended September 30, 2009 as compared with September 30, 2008.

Interest Income.  The Company had interest income of $7 for the three months ended September 30, 2009 compared with $121 in the corresponding period in 2008. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense.  The Company had interest expense of $11,878 for the three months ended September 30, 2009 compared with $273 in the corresponding period in 2008. The increase was due to the indebtedness outstanding on the loans by directors and other affiliates.

Net Loss.  The three months ended September 30, 2009 resulted in a net loss of $497,698 or $0.02 per share as compared to a net loss of $293,783 or $0.01 per share for the three months ended September 30, 2008. The average number of shares of common stock used in calculating earnings per share increased 298,472 shares to 31,328,587 as a result of 298,472 shares issued in connection with the conversion of the convertible note.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 20087

Revenues.  Revenues for the six-month period ended September 30, 2009 were $1,007,206, a $409,212 or 68% increase from revenues of $597,994 in the comparable six-month period ended September 30, 2008.  Revenues from our K-Line of Chemical Products increased by $298,711 to $867,558 or 53% compared to $568,847 in the comparable six months ended September 30, 2008, and revenues from our Green Globe/Qualchem military sales increased by $110,501 to $139,648 or 379% compared to $29,147 in the comparable six months ended September 30, 2008.

Cost of Goods Sold. Cost of goods sold increased $110,925, or 40% to $385,559 or 38% of revenues, for the six-month period ended September 30, 2009 from $274,634 or 46% of revenues, for the six-month period ended September 30, 2008.  The increase in cost of goods sold and the decrease in cost of goods sold as a percentage of revenue was due to the higher sales level in the period compared to the comparable period in 2008. Cost of goods sold from our K-Line of Chemical Products increased by $70,735 to $325,203 or 28% compared to $254,468 in the comparable six months ended September 30, 2008, and cost of goods sold from our Green Globe/Qualchem military sales increased by $40,190 to $60,356 or 199% compared to $20,166 in the comparable six months ended September 30, 2008.

Gross Profit.  Gross profit for the six months ended September 30, 2009, increased by $298,287, or 92% to $621,647 or 62% of revenues compared with $323,360 or 54% of revenues in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $379,780 to $1,141,638 or 113% of revenues for the six months ended September 30, 2009 compared with $761,858 or 127% of revenues for the six months ended September 30, 2008. The increase in selling, general and administrative expenses was primarily related to an increase in financing costs associated with the issuance of warrants and in marketing and insurance expenses, partially offset by a decrease in professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $38,468 to $115,639 or 11% of sales for the six months ended September 30, 2009 compared with $154,107 or 26% of sales for the six months ended September 30, 2009. The decrease in research and development expenses was related to a decrease in lab supplies and salaries.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the six months ended September 30, 2009 as compared with September 30, 2008.

Interest Income.  The Company had interest income of $14 for the six months ended September 30, 2009 compared with $923 in the corresponding period in 2008. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. The Company had interest expense of $19,423 for the six months ended September 30, 2009 compared with $874 in the corresponding period in 2008. The increase was due to the indebtedness outstanding on the loans by directors and their affiliates.

Net Loss.  The six months ended September 30, 2009 resulted in a net loss of $679,551 or $0.02 per share as compared to a net loss of $617,458 or $0.02 per share for the six months ended September 30, 2008. The average number of shares of common stock used in calculating earnings per share increased 225,077 shares to 31,255,192 as a result of 298,472 shares issued in connection with the conversion of the convertible note.

Liquidity and Capital Resources

As of September 30, 2009, the Company had $110,880 in cash and cash equivalents, as compared to $56,372 at March 31, 2009.

The $54,508 increase in cash and cash equivalents was due to net cash used in operations of $242,846, net cash used in investing activities of $5,707 and net cash provided by financing activities of $303,061. Cash used in investing activities consisted of fixed asset purchases of $985, patent purchases of $3,699 and employee loans of $1,023.  Cash provided by financing activities consisted of related party loans of $303,781, offset by preferred stock dividends of $720.

As of September 30, 2009 the Company’s backlog included $338,950 of chemical sales.  Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $22,760,011 as of September 30, 2009.  During the six months ended September 30, 2009 the Company experienced a net loss from operations of $679,551 and a negative cash flow from operations of $242,846.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Concentration of Risk

Sales to our top four customers, accounted for approximately 85% of revenue, or $854,786, for the six-month period ending September 30, 2009 and sales to our top three customers, accounted for approximately 60% of our revenue, or $359,381, for the three-month period ending September 30, 2008.

Sales to our top customer, for the six-month period ending September 30, 2009 were $370,518.

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

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2009, the Company issued Secured Convertible Promissory Notes in the aggregate principal amount of $201,017, convertible at a conversion price of $0.12 per share, which conversion price was subsequently reduced to $0.09 per share, and warrants to acquire in the aggregate 800,000 shares of Common Stock at an exercise price of $0.12 a share.  In June 2009, the Company also issued warrants to acquire 400,000 shares of Common Stock at an exercise price of $0.12 per share in consideration for, among other things, extending the maturity date of outstanding notes.

In June 2009, the Company issued warrants to acquire 900,000 shares of Common Stock in the aggregate to members of its Board of Directors as compensation for their services.

In July 2009, the Company issued warrants to acquire in the aggregate 611,825 shares of Common Stock at an exercise price of $0.12 per share in consideration for extending the maturity date of previously outstanding notes.

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

Dated: November 16, 2009		UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronal Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)