Form 10-Q
period 2009-12-31
UNITED ENERGY CORP /NV/
filed 2010-02-16
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of February 16, 2010, 31,504,449 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets December 31, 2009 (Unaudited) and March 31, 2009	3-4

	Consolidated statements of operations for the three months and nine months ended December 31, 2009 (Unaudited) and 2008 (Unaudited)	5

	Consolidated statement of stockholders' equity for the nine months ended December 31, 2009 (Unaudited)	6

	Consolidated statements of cash flows for the nine months ended December 31, 2009 (Unaudited) and 2008 (Unaudited)	7-8

	Notes to consolidated financial statements	9-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$380,309	$56,372
Accounts receivable, net of allowance for doubtful accounts of $25,711 and $7,032, respectively	108,965	140,531
Inventory	95,010	155,427
Prepaid expenses and other current assets	31,617	79,237
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	640,901	456,567

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization of $484,902 and
$462,091 respectively	86,269	108,094

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $270,681 and $242,000, respectively	322,679	347,661
Loans receivable	19,942	3,843
Deposits	1,385	1,385
Total assets	$1,086,675	$933,049

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$184,109	$189,609
Accrued expenses	200,613	107,622
Convertible term note	30,000	35,000
Due to related parties	453,781	150,000
Total current liabilities	868,503	482,231

STOCKHOLDERS' EQUITY:
Preferred Stock: 100,000 shares authorized;
Series A Convertible Preferred Stock: $8,000 stated value, 3 shares issued and outstanding as of December 31, 2009 and March 31, 2009	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,328,587 and 31,030,115 shares issued and outstanding as of December 31, 2009 and March 31, 2009	313,286	310,301
Additional paid-in capital	23,204,751	22,196,257
Accumulated deficit	(23,323,865)	(22,079,740)
Total stockholders' equity	218,172	450,818
Total liabilities and stockholders' equity	$1,086,675	$933,049

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$437,075	$343,530	$1,444,281	$941,524

COST OF GOODS SOLD	153,228	126,948	538,787	401,582

Gross profit	283,847	216,582	905,494	539,942

OPERATING EXPENSES:
Selling, general and administrative	762,183	353,063	1,903,821	1,114,921
Research and development	58,665	77,050	174,304	231,157
Depreciation and amortization	11,971	12,470	36,483	37,372
Total operating expenses	832,819	442,583	2,114,608	1,383,450

Loss from operations	(548,972)	(226,001)	(1,209,114)	(843,508)

OTHER INCOME (EXPENSE), net:
Interest income	6	19	20	942
Interest expense	(14,528)	(472)	(33,951)	(1,346)
Total other income (expense), net	(14,522)	(453)	(33,931)	(404)
Net loss	(563,494)	(226,454)	(1,243,045)	(843,912)

PREFERRED DIVIDENDS	(360)	(360)	(1,080)	(1,080)

Net loss applicable to common shareholders	$(563,854)	$(226,814)	$(1,244,125)	$(844,992)

BASIC AND DILUTED LOSS PER SHARE:	$(0.02)	$(0.01)	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:	31,328,587	31,030,115	31,279,746	31,030,115

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2009	31,030,115	$310,301	$24,000	$22,196,257	$(22,079,740)	$450,818
Compensation expense associated			.
with options	-	-	-	1,068	-	1,068
Compensation expense associated
with warrants	-	-	-	975,411	-	975,411
Conversion of convertible note
into common stock	298,472	2,985	-	32,015	-	35,000
Dividends accrued on
preferred shares	-	-	-	-	(1,080)	(1,080)
Net loss	-	-	-	-	(1,243,045)	(1,243,045)
BALANCE, December 31, 2009	31,328,587	$313,286	$24,000	$23,204,751	$(23,323,865)	$218,172

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,243,045)	$(843,912)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	51,492	48,589
Allowance for doubtful accounts	18,680	(16,686)
Compensation expense associated with warrants	975,411	-
Compensation expense associated with options	1,068	17,346

Changes in operating assets and liabilities
Accounts receivable	12,887	117,207
Inventory	60,417	(8,675)
Prepaid expenses and other current assets	47,620	103,988
Accounts payable and accrued expenses	117,490	(24,679)
Net cash provided by (used in) operating activities	42,020	(606,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(16,100)	3,580
Payments for acquisition of property and equipment	(985)	(83,453)
Payments for patents	(3,699)	(9,644)

Cash used in investing activities	(20,784)	(89,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payable	303,781	-
Preferred stock dividend	(1,080)	(1,080)

Net cash provided by (used in) financing activities	302,701	(1,080)

Net increase (decrease) in cash and cash equivalents	323,937	(697,419)

CASH AND CASH EQUIVALENTS, beginning of period	56,372	858,575

CASH AND CASH EQUIVALENTS, end of period	$380,309	$161,156

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$1,160	$1,345
Income taxes	$2,080	$2,220

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued in conversion of accounts payable	$30,000	$-
Conversion of note payable into common stock	$35,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2009 (unaudited) and the results of its operations for the three and nine months ended December 31, 2009 and 2008 (unaudited) and cash flows for the nine months ended December 31, 2009 and 2008 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three and nine months ended December 31, 2009 and 2008 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2010.

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

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $23,323,865 as of December 31, 2009.  During the nine months ended December 31, 2009 the Company experienced a net loss from operations of $1,209,114 and cash flow from operations of $42,020.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

3	ACCOUNTING STANDARDS UPDATES

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

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Not yet adopted

In December 2009, the FASB has published ASU 2010-16 ““Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after January, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

4.	CONVERTIBLE DEBT

On November 6, 2009, the Company issued a convertible term note in the amount of $30,000, which accrues interest at 7% per year. Principal and interest is payable on the maturity date of April 30, 2010. The holder of this term note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.21 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events.

On January 28, 2009, the Company issued a convertible term note in the amount of $35,000, which accrues interest at 7% per year. Principal and interest is payable on the maturity date of June 30, 2009. The holder of this term note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.12 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. The holder of this term note agreed to convert the note and on June 2, 2009, the term note was converted. In consideration for the conversion, the Company issued to the holder of the note, warrants to acquire 140,000 shares of Common Stock at an exercise price of $0.12, which warrants are exercisable for a period of five years.

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

6.	FAIR VALUE MEASUREMENTS

FASB ASC 820-10 “Fair Value Measurements and Disclosures”, is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted FASB ASC 820-10 for financial assets and liabilities with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of FASB ASC 820-10 on the non-financial assets and liabilities found on its consolidated financial statements.  FASB ASC 820-10 applies to all assets and liabilities that are being measured and reported on a fair value basis. FASB ASC 820-10 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

7.	RECLASSIFICATIONS

Certain amounts in the December 31, 2008 consolidated financial statements have been reclassified to conform to the December 31, 2009 presentation.

8.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 15 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.  Depreciation and amortization expense for the period ended December 31, 2009 and the year ended March 31, 2009 were $22,811 and $26,714, respectively.

Property and equipment consists of the following:

	December 31,	March 31,
	2009	2009
Furniture and fixtures	$83,355	$83,355
Machinery and equipment	419,612	418,626
Vehicles	42,001	42,001
Leasehold improvements	26,203	26,203
	571,171	570,185
Less: Accumulated depreciation and amortization	(484,902)	(462,091)
Property and equipment, net	$86,269	$108,094

9.	INVENTORY

Inventory consists of the following:

	December 31,	March 31,
	2009	2009
Blended chemicals	$35,953	$92,944
Raw materials	59,057	62,483
Total inventory	$95,010	$155,427

10.	RELATED-PARTY TRANSACTIONS

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

Subsequently, in May 2009, the loan by Sherleigh was repaid, and Messrs Wilen and Rappaport loaned the Company an additional $50,000 each, and Hilltop Holding Company, L.P. (“Hilltop”), a limited partnership of which Mr. Silver is the managing partner, loaned the Company $101,017.  In addition, the Company amended Messrs Wilen’s and Rappaport’s March 2009 notes into secured convertible notes (the “Amended March Loan Notes”) and issued to Messrs Wilen and Rappaport and Hilltop secured convertible notes (the “May Loan Notes”) for their May 2009 loans to the Company.  The amended notes extended the maturity date of the Amended March Loan Notes to July 13, 2009.  In consideration for agreeing to extend the maturity date and for making the May 2009 loans, Messrs Wilen, Rappaport and Hilltop each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.

Thereafter, in July 2009, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes and the May Loan Notes from July 13, 2009 to August 13, 2009 and as consideration for such extension received warrants to purchase an aggregate of 611,825 shares of common stock at an exercise price of $.12 per share, which warrants are exercisable for a period of five (5) years.

Thereafter, in July/August 2009, Messrs Wilen and Rappaport and Hilltop each loaned the Company an additional $50,000.  In October 2009, the Company issued to Messrs Wilen and Rappaport and Hilltop secured convertible notes (the “August Loan Notes”) for their July/August 2009 loans to the Company.  In connection with the July/August 2009 loans, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes and the May Loan Notes to January 29, 2010.  In consideration for agreeing to extend the maturity date and for making the July/August 2009 loans, Messrs Wilen, Rappaport and Hilltop each received warrants to purchase up to 400,000 shares of common stock at an exercise price of $.09 per share, which warrants are exercisable for a period of five (5) years.  In addition, the conversion price of the Amended March Loan Notes and the May Loan Notes was lowered from $.12 per share to $.09 per share.

 Pursuant to an agreement dated January 29, 2010, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes to January 31, 2011.  In consideration for agreeing to extend the maturity date, Messrs Wilen, Rappaport and Hilltop received warrants to purchase an aggregate of 5,414,705 shares of common stock at an exercise price of $.222 per share, which warrants are exercisable for a period of five (5) years.   As a result of the foregoing, each of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes are convertible into common stock of the Company at a conversion price of $.09 per share, bear interest at 12% per annum, are due January 31, 2011 and are secured by substantially all the assets of the Company.

The issuance of the August Loan Notes and the warrants in October 2009 and the reduction of the conversion price of the Amended March Loan Notes and the May Loan Notes triggered the anti-dilution provisions of the Company’s outstanding Series A Warrants, Series B Warrants, Series C Warrants and Series A Convertible Preferred Stock.  As a result, in October 2009, the Company entered into an Anti-Dilution Waiver Agreement with the holders of Series A Warrants, Series B Warrants, Series C Warrants and Series A Convertible Preferred Stock, including Sherleigh, whereby the exercise price of the Series A Warrants, the Series B Warrants and the Series C Warrants were reduced from $0.12 to $0.09 per share; however, such holders agreed to waive any increase in the number of shares underlying the Series A Warrants, Series B Warrants and Series C Warrants as a result of such reduction in the exercise price.  In addition, Sherleigh, as the sole holder of the Series A Convertible Preferred Stock, agreed to waive the anti-dilution provisions of the Series A Convertible Preferred Stock.

11.	EMPLOYEE BENEFITS PLAN

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

Under the 2001 Plan, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant.  In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the Board of Directors.

Fair Value of Stock Options

For disclosure purposes under FASB guidance now codified as ASC Topic 505, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2009	2008

Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	175.3	143.7
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.05 for the nine months ended December 31, 2009.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2009	3,287,500	$1.24	6.16
Granted	—
Exercised	—
Options outstanding December 31, 2009	3,287,500	$1.05	4.92
Vested and expected to vest–end of quarter	3,287,500	$1.05	4.92	$—
Exercisable–end of quarter	3,175,000	$1.08	4.83	$—

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

Options outstanding at December 31, 2009 have an exercise price ranging between $0.09 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2009. This amount changes based upon changes in the fair market value of the Company’s stock. As of December 31, 2009, $3,201 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of two years and three months.

12.	COMMITMENTS AND CONTINGENCIES

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

13.	SUBSEQUENT EVENTS

Pursuant to an agreement dated January 29, 2010, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes to January 31, 2011.  In consideration for agreeing to extend the maturity date, Messrs Wilen, Rappaport and Hilltop received warrants to purchase an aggregate of 5,414,705 shares of common stock at an exercise price of $.222 per share, which warrants are exercisable for a period of five (5) years.   As a result of the foregoing, each of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes are convertible into common stock of the Company at a conversion price of $.09 per share, bear interest at 12% per annum, are due January 31, 2011 and are secured by substantially all the assets of the Company.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1995 (collectively, the “Reform Act”).  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed identified herein and those discussed under the heading “Risk Factors” in the Company’s 10-K for the fiscal year ended March 31, 2009, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report.  We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report. Unless the context otherwise requires, “we”, “our”, “us”, the “Company” and similar phrases refer to United Energy Corp.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $1,444,281 for the nine-month period ended December 31, 2009 and $941,524 for the nine-month period ended December 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 30, 2008

Revenues.  Revenues for the three months ended December 31, 2009 were $437,075, a $93,545, or 27% increase from revenues of $343,530 in the comparable three months of 2008. The increase in revenues was due to higher levels our K-Line of Chemical Products and military sales during the three months ended December 31, 2009.  Revenues from our K-Line of Chemical Products increased by $61,117 to $387,586 or 19% compared to $326,469 in the comparable three months ended December 31, 2008, and revenues from our Green Globe/Qualchem military sales increased by $32,428 to $49,489 or 190% compared to $17,061 in the comparable three months ended December 31, 2008.

Cost of Goods Sold. Cost of goods sold increased $26,280, or 21% to $153,228 or 35% of revenues, for the three months ended December 31, 2009 from $126,948 or 37% of revenues, for the three months ended December 31, 2008.  The increase in cost of goods sold and the decrease in cost of goods sold as a percentage of revenue was due to the higher sales level in the period compared to the comparable period in 2008. Cost of goods sold from our K-Line of Chemical Products increased by $15,956 to $131,112 or 14% compared to $115,156 in the comparable three months ended December 31, 2008, and cost of goods sold by our Green Globe/Qualchem military sales increased by $10,324 to $22,116 or 88% compared to $11,792 in the comparable three months ended December 31, 2008.

Gross Profit.  Gross profit for the three months ended December 31, 2009, increased by $67,265, or 31% to $283,847 or 65% of sales compared with $216,582 or 63% of sales in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $409,120 to $762,183 or 174% of sales for the three months ended December 31, 2009 compared with $353,063 or 103% of sales for the three months ended December 31, 2008.  The increase in general and administrative expenses is primarily related to an increase in financing costs associated with the issuance of warrants, offset by a decrease in professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $18,385 to $58,665 or 13% of sales for the three months ended December 31, 2009 compared with $77,050 or 22% of sales for the three months ended December 31, 2008. The decrease in research and development expenses was primarily related to a decrease in salaries, partially offset by a slight increase in lab supplies.

Depreciation and Amortization.  Depreciation and amortization remained relatively constant for the three months ended December 31, 2009 as compared with December 31, 2008.

Interest Income.  Interest income remained relatively constant for the three months ended December 31, 2009 as compared with December 31, 2008.

Interest Expense.  The Company had interest expense of $14,528 for the three months ended December 31, 2009 compared with $472 in the corresponding period in 2008. The increase was due to the indebtedness outstanding on the loans by directors and other affiliates.

Net Loss.  The three months ended December 31, 2009 resulted in a net loss of $563,494 or $0.02 per share as compared to a net loss of $226,454 or $0.01 per share for the three months ended December 31, 2008. The average number of shares of common stock used in calculating earnings per share increased 298,472 shares to 31,328,587 as a result of 298,472 shares issued in connection with the conversion of the convertible note.

Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

Revenues.  Revenues for the nine-month period ended December 31, 2009 were $1,444,281, a $502,757 or 53% increase from revenues of $941,524 in the comparable nine-month period ended December 31, 2008.  The increase in revenues was due to higher levels our K-Line of Chemical Products and military sales during the nine months ended December 31, 2009.  Revenues from our K-Line of Chemical Products increased by $359,828 to $1,255,144 or 40% compared to $895,316 in the comparable nine months ended December 31, 2008, and revenues from our Green Globe/Qualchem military sales increased by $142,929 to $189,137 or 309% compared to $46,208 in the comparable nine months ended December 31, 2008.

Cost of Goods Sold. Cost of goods sold increased $137,205, or 34% to $538,787 or 37% of revenues, for the nine-month period ended December 31, 2009 from $401,582 or 43% of revenues, for the nine-month period ended December 31, 2008.  The increase in cost of goods sold and the decrease in cost of goods sold as a percentage of revenue was due to the higher sales level in the period compared to the comparable period in 2008. Cost of goods sold from our K-Line of Chemical Products increased by $86,691 to $456,315 or 23% compared to $369,624 in the comparable nine months ended December 31, 2008, and cost of goods sold from our Green Globe/Qualchem military sales increased by $50,514 to $82,472 or 158% compared to $31,958 in the comparable nine months ended December 31, 2008.

Gross Profit.  Gross profit for the nine months ended December 31, 2009, increased by $365,552, or 68% to $905,494 or 63% of revenues compared with $539,942 or 57% of revenues in the prior period. The increase in gross profit and gross profit percentage reflects the higher levels of sales of Specialty Chemicals.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $788,900 to $1,903,821 or 132% of revenues for the nine months ended December 31, 2009 compared with $1,114,921 or 118% of revenues for the nine months ended December 31, 2008. The increase in selling, general and administrative expenses was primarily related to an increase in financing costs associated with the issuance of warrants and in marketing and insurance expenses, partially offset by a decrease in professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $56,853 to $174,304 or 12% of sales for the nine months ended December 31, 2009 compared with $231,157 or 25% of sales for the nine months ended December 31, 2009. The decrease in research and development expenses was related to a decrease in lab supplies and salaries.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the nine months ended December 31, 2009 as compared with December 31, 2008.

Interest Income.  The Company had interest income of $20 for the nine months ended December 31, 2009 compared with $942 in the corresponding period in 2008. The decrease was due to the use of cash received in connection with the private placement in March 2006.

Interest Expense. The Company had interest expense of $33,951 for the nine months ended December 31, 2009 compared with $1,346 in the corresponding period in 2008. The increase was due to the indebtedness outstanding on the loans by directors and their affiliates.

Net Loss.  The nine months ended December 31, 2009 resulted in a net loss of $1,243,045 or $0.04 per share as compared to a net loss of $843,912 or $0.03 per share for the nine months ended December 31, 2008. The average number of shares of common stock used in calculating earnings per share increased 249,631 shares to 31,279,746 as a result of 298,472 shares issued in connection with the conversion of the convertible note.

Liquidity and Capital Resources

As of December 31, 2009, the Company had $380,309 in cash and cash equivalents, as compared to $56,372 at March 31, 2009.

The $323,937 increase in cash and cash equivalents was due to net cash provided by operations of $42,020, net cash used in investing activities of $20,784 and net cash provided by financing activities of $302,701. Cash used in investing activities consisted of fixed asset purchases of $985, patent purchases of $3,699 and employee loans of $16,100.  Cash provided by financing activities consisted of related party loans of $303,781, offset by preferred stock dividends of $1,080.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $23,323,865 as of December 31, 2009.  During the nine months ended December 31, 2009, the Company experienced a net loss from operations of $1,209,114 and a cash flow from operations of $42,020.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Concentration of Risk

Sales to our top four customers, accounted for approximately 78% of revenue, or $943,591, for the nine-month period ending December 31, 2009 and sales to our top two customers, accounted for approximately 48% of our revenue, or $456,150, for the nine-month period ending December 31, 2008.

Sales to our top customer, for the nine-month period ending December 31, 2009 were $372,421.

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

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1A.                  Risk Factors

Not applicable.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

In November 2009, the Company issued a convertible term note in the amount of $30,000, which accrues interest at 7% per annum.  Principal and interest is payable on the maturity date of April 30, 2010.  the holder of the note has the option to convert all or portion of the note into shares of common stock at a conversion price of $0.21 per share.  The Company did not receive any proceeds from the note and instead was issued as payment of monies owed by the Company to the holder.  The note was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.                     Defaults Upon Senior Securities

None

Item 4.                     Submission of Matters to a Vote of Security Holders

None

Item 5.                     Other Information

None

Item 6.                     Exhibits

10.1	Agreement, dated January 29, 2010 by and between the Company and Messrs Wilen and Rappaport and Hilltop

31.1	Chief Executive Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act.

31.2	Chief Financial Officer’s Certificate, pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act

32.1	Chief Executive Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Chief Financial Officer’s Certificate, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 16, 2010		UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronald Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)