Form 10-K
period 2010-03-31
UNITED ENERGY CORP /NV/
filed 2010-07-14
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of approximately 24,267,782 shares held by non-affiliates of the registrant on September 30, 2009, based on the average bid and asked price of the common shares on the OTC Bulletin Board of $0.21 per share on September 30, 2009 was approximately $5,338,912.

As of July 14, 2010, the registrant had 31,504,449 common shares outstanding.

UNITED ENERGY CORP.

2009 FORM 10-K ANNUAL REPORT

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

A key component of our business strategy is to pursue collaborative joint working and marketing arrangements with established international oil and oil service companies.  We intend to enter into these relationships to more rapidly and economically introduce our K-Line of Chemical Products to the worldwide marketplace for refinery, tank and pipeline cleaning services.  We provide our K-Line of Chemical Products and our Green Globe Chemical Products to our customers and generated revenues of $1,771,720 for the fiscal year ended March 31, 2010 and $1,206,321 for the fiscal year ended March 31, 2009.

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

In the fiscal year ending March 31, 2010, Petrobras America Inc., Solarium Oil Solutions, Facility Solutions LTD. and Ainex Corporation purchased our KX-100 oil cleaning products, which accounted for approximately 68.1% of our total customer sales.  In the fiscal year ending March 31, 2009, Petrobras America Inc., Nalco Company and United Energy Petroleum Services LTD. purchased our KX-100 oil cleaning products, which accounted for approximately 50.2% of our total customer sales.

Except for these current customers, no other single entity has accounted for more than 10% of our sales during any of the fiscal years ended March 31, 2010 and 2009.

All of our products are sold in U.S. dollars and, therefore, we have had no foreign currency fluctuation risk.

Our current operations do not require a substantial investment in inventory other than minimum commitments to our distributors.  However, we anticipate that any growth in our business will require us to maintain higher levels of inventory.

As of March 31, 2010, the Company’s backlog included $351,494 of chemical sales. Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

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

Although we have not achieved the volume of sales we had anticipated for the oil dispersant products, there have been significant barriers to entry in this market.  Most of these potential customers require substantial testing of our product to prove its efficacy at cleaning wells, tanks and flow lines.  In many cases, additional laboratory testing is required to prove that our chemical products are compatible with refinery systems and will not interfere with certain chemical processes and safety requirements of the potential clients.  This process of testing has taken a great deal longer than was originally anticipated.  We believe that we have made significant inroads and currently expect a higher volume of sales in the next fiscal year ending March 31, 2011, although there can be no assurance that sales will increase in fiscal 2011.

Research and Development

Our K-Line of Chemical Products for the oil industry are developed and ready for market.  All of these products are the result of research and development.  Expenditures were paid for research and development costs in the amounts of $222,476 and $329,186 for the fiscal years ended March 31, 2010 and 2009, respectively.  We have had available the services of one research chemist and one analytical chemist, as well as one petroleum engineer, to lead in the development of our products.  A significant amount of market adaptation has taken place in the field involving the development of application procedures for products.  We do not anticipate having to make significant research and development expenditures on existing products in the future.  However, we do expect to continue to develop new products to complement our existing product lines.

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

Employees

As of March 31, 2010 we employed eight people on a full-time basis and had available the services of two other individuals under consulting or product/production cooperation arrangements.  The latter arrangement is meant to include a situation where a chemist, engineer or significant marketing person is engaged by an organization under contract with us to manufacture or market one or more of our products. None of our employees are represented by a union.  We consider our relations with our employees to be good.

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

WE HAD A CURRENT ACCUMULATED DEFICIT OF $23,546,072 AS OF MARCH 31, 2010 AND IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO SUPPORT OUR BUSINESS PLAN, WHICH WILL HAVE A DETRIMENTAL EFFECT ON OUR STOCK.

             We have incurred losses in each of our last three fiscal years. As of March 31, 2010, we had an accumulated deficit of $23,546,072.  If we continue to incur operating losses and fail to become a profitable company, we may be unable to support our business plan, namely to market our K-Line of Chemical Products for the oil and gas industry, and the Green Globe Chemical Products. We incurred net losses from continuing operations of $1,464,892 and $1,338,237 in the fiscal years ended March 31, 2010 and 2009, respectively. Our future profitability depends in large part on our ability to market and support our Specialty Chemical Products which we derive the majority of our revenues. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for fiscal 2010, based on the significant operating losses and a lack of external financing. Neither our March 31, 2010 nor March 31, 2009 financial statements include any adjustments that resulted from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES FROM OUR GREEN GLOBE CHEMICAL PRODUCTS.

          Our sales to date have been substantially dependent on sales of our K-Line of Chemical Products. Sales of Green Globe Chemical Products accounted for approximately 11% of revenues for the fiscal year ended March 31, 2010.  The U.S. military represented approximately 86% of such revenues from the sales of our Green Globe Chemical Products for the fiscal year ended March 31, 2010.  If we fail to develop significant revenue from Green Globe Chemical Products or the U.S. military ceases or decreases its use of our Green Globe Chemical Products, our business plan and financial condition will be adversely affected.

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

          We currently have a limited number of recurring customers for our products, none of whom have entered into long-term contracts or binding purchase commitments with us. Our four largest customers accounted for 68% of our revenues for fiscal year ended March 31, 2010 and our three largest customers accounted for 50% of our revenues for the fiscal year ended March 31, 2009.

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

OUR MANAGEMENT OWNS A SUBSTANTIAL AMOUNT OF OUR STOCK AND IS CAPABLE OF INFLUENCING OUR BUSINESS AND AFFAIRS.

          Our directors and executive officers beneficially own approximately 46.9% of our outstanding common stock. As such, they will be able to significantly influence the election of the members of our board of directors and the outcome of corporate actions that require shareholder approval, such as mergers and acquisitions. In addition, Pursuant to the terms of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and an agreement with Sherleigh Associates Profit Sharing Plan (“Sherleigh”), as holder of all of the outstanding shares of Preferred Stock, Sherleigh has the right to and has designated a majority of the members of our board of directors.  Jack Silver, one of our directors, as the trustee of Sherleigh, has voting control over the shares of Preferred Stock held by Sherleigh.  The level of ownership by our directors and executive officers, together with particular provisions of our articles of incorporation, bylaws and Nevada law, may have a significant effect in delaying, deferring or preventing any change in control and may adversely affect the voting and other rights of our other shareholders.

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

As of June 30, 2010, we had outstanding Preferred Stock, warrants and options that, when exercised and converted, could result in the issuance of up to 24,103,363 additional shares of common stock.  In addition, our Articles of Incorporation allow the board of directors to issue up to 100,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have 3 shares of Preferred Stock outstanding. To the extent that outstanding warrants, options and preferred stock or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our common stock.   Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease 4,800 square feet of office space at 600 Meadowlands Parkway, #21, Secaucus, New Jersey 07094.  Under the terms of the lease, which runs through June 2013, the monthly rent is $6,400. In addition, we leased office and warehouse space on a month-to-month basis in Odessa, TX, at a rate of $535 per month through September 2008.

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

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of July 14, 2010 there were approximately 453 record holders of our common stock and there were 31,504,449 shares of our common stock outstanding.  We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended March 31, 2010 and 2009 and for each quarter after March 31, 2010.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year ended March 31	Quarter	High	Low

2009	First Quarter (April-June 2008)	$.42	$.25
	Second Quarter (July-September 2008)	.38	.15
	Third Quarter (October-December 2008)	.25	.05
	Fourth Quarter (January-March 2009)	.21	.06

2010	First Quarter (April-June 2009)	$.20	$.09
	Second Quarter (July-September 2009)	.48	.11
	Third Quarter (October-December 2009)	.41	.21
	Fourth Quarter (January-March 2010)	.29	.08

2011	First Quarter (April-June 2010)	$.22	$.06
	Second Quarter (through July 12)	.15	.08

The high and low bid prices for shares of our common stock on July 12, 2010 were $.09 and $.08 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

On June 30, 2008, December 31, 2008, June 30, 2009 and December 31, 2009 we declared dividends on our preferred stock at a rate of $480.00 per share. The dividends were paid for a total amount of $2,160 on July 3, 2008, January 13, 2009 and September 2, 2009, respectively. Dividends declared on December 31, 2009 for $720 have been accrued.

Related Party Loans

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

 Thereafter, pursuant to an agreement dated January 29, 2010, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes to January 31, 2011.  In consideration for agreeing to extend the maturity date, Messrs Wilen, Rappaport and Hilltop received warrants to purchase an aggregate of 5,414,705 shares of common stock at an exercise price of $.222 per share, which warrants are exercisable for a period of five (5) years.   As a result of the foregoing, each of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes are convertible into common stock of the Company at a conversion price of $.09 per share, bear interest at 12% per annum, are due January 31, 2011 and are secured by substantially all the assets of the Company.

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

On January 28, 2009, the Company issued a convertible term note in the amount of $35,000, which accrued interest at 7% per year. Principal and interest is payable on the maturity date of June 30, 2009. The holder of this term note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.12 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. On June 2, 2009, the term note was converted. In consideration for the conversion, the Company issued to the holder of the note, warrants to acquire 140,000 shares of Common Stock at an exercise price of $0.12, which warrants are exercisable for a period of five years.

On November 6, 2009, the Company issued a convertible term note in the amount of $30,000, which accrues interest at 7% per year. Principal and interest is payable on demand. The holder of this term note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.21 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events.

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

In June 2009, the Company awarded four (4) of the six (6) directors of the Company warrants to purchase up to 150,000 shares of common stock at an exercise price of $.12 per share, and awarded one (1) of the directors warrants to purchase up to 300,00 shares of common stock at an exercise price of $.12 per share.  The warrants are exercisable for a period of ten (10) years.

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

          We provide our K-Line of Chemical Products and our Green Globe Chemical Products to our customers and generated revenues of $1,771,720 for the fiscal year ended March 31, 2010 and $1,206,321 for the fiscal year ended March 31, 2009.

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

Results of Operations

Comparison of Fiscal Year Ended March 31, 2010 to Fiscal Year Ended March 31, 2009

Revenues. Revenues for the year ended March 31, 2010 were $1,771,720, a $565,399 or 47% increase from revenues of $1,206,321 for the year ended March 31, 2009. The increase was primarily related to a 36% increase in the level of our K-Line of Chemical Products reflecting a higher level of orders, and by an 817% increase in the level of our Green Globe/Qualchem military sales during the year. Our four largest customers accounted for 68% of our revenues for fiscal year ended March 31, 2010 and our three largest customers accounted for 50% of our revenues for the fiscal year ended March 31, 2009.

Cost of Goods Sold.  Cost of goods sold increased to $668,326 or 38% of sales, for the year ended March 31, 2010 from $567,758, or 47% of sales, for the year ended March 31, 2009. The increase in cost of goods sold was due to the increased level of sales compared to the prior year.

Gross Profit. Gross profit increased to $1,103,394 or 62% of sales, for the year ended March 31, 2010 from $638,563, or 53% of sales, for the year ended March 31, 2009.  The increase in gross profit and gross profit percentage reflects the higher level of sales of Specialty Chemicals and our Green Globe/Qualchem military sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $2,249,047, or 127% of sales, for the year ended March 31, 2010 from $1,586,355, or 132% of sales, for the year ended March 31, 2009.  The increase in general and administrative expenses is primarily related to an increase in the allowance for bad debts and in financing costs associated with the issuance of warrants, offset by a decrease in professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decrease to $222,476, or 13% of sales for the year ended March 31, 2010 from $329,186, or 27% of sales for the year ended March 31, 2009. The decrease in research and development expenses was primarily related to a decrease in salaries and lab supplies.

Depreciation and Amortization.  Depreciation and amortization decreased to $48,499 for the year ended March 31, 2010 from $59,795 for the year ended March 31, 2009, reflecting the Company’s use of an accelerated method of depreciation, offset by an increase in fixed assets.

 Interest Income.  Interest income decreased to $27 for the year ended March 31, 2010 from $950 for the year ended March 31, 2009. The decrease was due to the use of cash received in connection with the private placement completed in March 2006.

Interest Expense.   Interest expense increased to $48,291 for the year ended March 31, 2010 from $2,414 for the year ended March 31, 2009.  The increase was due to the indebtedness outstanding on the loans by directors and their affiliates.

Net Loss.  For the year ended March 31, 2010, we incurred a net loss of $1,464,892 or $0.05 per share, as compared to a net loss of $1,338,237 for the year ended March 31, 2009, or $0.04 per share. The average number of shares of common stock used in calculating earnings per share increased 305,037 shares to 31,335,152 from 31,030,115 shares as a result of 298,472 shares issued in the connection of the conversion of the convertible note and 175,862 shares issued in the connection with the exercise of warrants.

Preferred Dividends, Preferred dividends of $1,440 were paid at a rate of $480.00 per share for the fiscal years ended March 31, 2010 and 2009.

Liquidity and Capital Resources

Since 1995, operations have been financed primarily through loans and equity contributions from directors, executive officers and third parties supplemented, by funds generated by our business. As of March 31, 2010, we had $311,506 in cash and cash equivalents.

Net Cash Used in Continuing Operations.   During the fiscal year ended March 31, 2010, net cash used in continuing operations was $6,308 compared with $858,846 for the fiscal year ended March 31, 2009.

Net Cash Used in Investing Activities. During the fiscal year ended March 31, 2010, net cash used in investing activities decreased to $40,899 compared with $91,917 for the year ended March 31, 2009.  The decrease was primarily a result of a decrease in payments for patents and fixed assets, offset by an increase in payments on loans.

Net Cash Provided by Financing Activities. During the fiscal year ended March 31, 2010, net cash provided by financing activities consisted of related party loans of $303,781, offset by $1,440 of preferred stock dividends. This compares to net cash provided in financing activities consisting of related party loans of $150,000, offset by $1,440 of preferred stock dividends during the fiscal year ended March 31, 2009.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations in 2010. For the year ended March 31, 2010 the Company incurred net loss approximating $1,464,892. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Concentration of Credit Risk

Sales to four of our customers, Petrobras America Inc., Solarium Oil Solutions, Facility Solutions LTD. and Ainex Corporation accounted for approximately 68.1% of our sales for the fiscal year ended March 31, 2010 and sales to three of our customers, Petrobras America Inc., Nalco Company and United Energy Petroleum Services LTD. accounted for approximately 50.2% of our sales for the fiscal year ended March 31, 2009.

Contractual Obligations

Below is a table, which presents our contractual obligation commitments at March 31, 2010:

		Less than			After
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt Obligations(1)	$483,781	$483,781	$—	$—	$—
Operating leases	263,693	80,823	182,870	—	—
Total contractual cash obligations	$747,474	$564,604	$182,870	$—	$—

 (1) Short-term debt obligations include amounts due to the Hilltop, the President and Chief Executive Officer, Ron Wilen and one of our directors, Martin Rappaport. The amount due as of March 31, 2010 is $453,781. The loans bear interest at 12% per annum, are due January 31, 2011 and are secured by substantially all the assets of the Company. At March 31, 2008, the Company had a note due to related party totaling $244,141. During fiscal year 2009, this amount was written off.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010.  We are currently assessing the impact of the adoption of  this standard on our financial position, and results of operations.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as of March 31, 2010, our internal control over financial reporting was not effective.   Specifically, the Company’s management and its auditors determined that a material weakness existed in our internal control over financial reporting.  The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Interim Chief Financial Officer.  Due to our lack of funds, the Company has an insufficient number of personnel having adequate knowledge, experience and training, and the Company does not anticipate having the ability to retain such qualified personnel until it is able to obtain adequate funding.

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

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table shows the positions held by our board of directors and executive officers and their ages as of June 30, 2010.

Name	Age	Position

Ronald Wilen	71	Director, Chief Executive Officer, President and Secretary

Jack Silver	67	Director and Chairman of the Board

James McKeever, CPA	44	Interim Chief Financial Officer

Adam Hershey	37	Director

Peter Garson-Rappaport	27	Director

Martin Rappaport	73	Director

John A. Lack	65	Director

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

Jack Silver. Mr. Silver has served as a member of the Board as its Chairman since January 2008. Mr. Silver is the principal investor and manager of SIAR Capital, LLC, an independent investment fund that invests primarily in undervalued, emerging growth companies, and is the trustee of Sherleigh and the managing partner of Hilltop.

 James McKeever, CPA.  Mr. McKeever has been our Interim Chief Financial Officer since January 2004.  He also continues to be a partner in the accounting firm of Abrams & McKeever CPA’s, which he joined in January 2000.  Mr. McKeever has more than 20 years’ experience in public accounting and financial reporting, and is a member of the New Jersey Society of Certified Public Accountants.

Adam Hershey.  Mr. Hershey has served as a member of the Board since January 2008. Mr. Hershey has been a partner at SIAR Capital, LLC since September 2007. In addition, Mr. Hershey is the sole managing member of Hershey Strategic Capital, LP and independent investment fund that invests primarily in undervalued, emerging growth companies since its inception in July 2009.  From March 2005 until joining SIAR, Mr. Hershey was a Vice President and Portfolio Manager of Neuberger Berman, LLC, a subsidiary of Lehman Brothers, managing capital for institutions and high net worth individuals. From 2003 to March 2005, Mr. Hershey was a Partner and Portfolio Manager at Sloate, Weisman, Murray & Company, a registered investment advisor that was acquired by Neuberger Berman, LLC in March 2005.

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

Legal Proceedings

During the past ten years, none of our executive officers, directors, promoters or control persons has been involved in a legal proceeding material to an evaluation of the ability or integrity of such person, except in July 2001, in connection with an allegation of failure to timely file a Schedule 13D made by the Securities and Exchange Commission, Jack Silver entered into a consent order whereby he agreed not to violate Section 10(b) or Section 13(d) of the Securities and Exchange Act of 1934.

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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended March 31, 2010, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, other than as follows:

•	John Lack, a director, failed to timely file a Form 4 with respect to warrants granted to him in June 2009;

•
Martin Rappaport, a director, failed to timely file Form 4s with respect to warrants granted to him in June 2009, convertible notes and warrants acquired by him in June 2009, warrants acquired by him in August 2009, and warrants acquired by him in February 2010;

•
Ronald Wilen, a director and our chief executive officer, president and secretary, failed to timely file Form 4s with respect to warrants acquired by him in August 2009, and warrants acquired by him in February 2010; and

•	Jack Silver, a director, failed to timely file Form 4s with respect to warrants acquired by Hilltop in August 2009, and warrants acquired by Hiltop in February 2010.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.unitedenergycorp.net under the heading “Investor Relations”.  We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards		All other Compensation		Total
		($)	($)		($)(1)		($)
Ronald Wilen	2010	196,154	28,125	(2)	8,716	(3)	232,995
Chief Executive Officer and President	2009	205,385	26,535	(2)	9,335	(3)	241,255

(1)	We pay for medical insurance for all employees. Included in the table is the amount of the premiums paid by us dependent on the coverage provided.

(2)
Includes 150,000 warrants valued at $28,125, which warrants are exercisable at any time prior to June 22, 2019 at an exercise price of $.12 per share, and 150,000 warrants valued at $26,535, which warrants are exercisable at any time prior to February 13, 2019 at an exercise price of $.12 per share.  All such warrants were awarded to Mr. Wilen for his services as a director.

(3)
During the fiscal years ended March 31, 2010 and 2009, we paid for the lease on one automobile used by Mr. Wilen under monthly lease payments.  We also paid for medical insurance for Mr. Wilen at a rate of $349.78 per month.

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

Director Compensation

Each director receives warrants to purchase 150,000 shares of our common stock in lieu of an annual retainer and meeting fees, except for the fiscal year ended March 31, 2010, Jack Silver elected to forgo the grant of warrants to him, and as a result, the warrants that would have been otherwise granted to him were granted to Adam Hershey.  Other than the warrants to purchase 150,000 shares of our common stock there are no special fees, contracts entered into, or payments made in consideration of any director’s service as a director.

The following table shows compensation paid to all directors who are not also employees during fiscal year ended March 31, 2010.

Name	Option Awards ($)	Total ($)
Jack Silver (1)	-	-
Adam Hershey (2)	56,250	56,250
John A. Lack (3)	28,125	28,125
Peter Garson-Rappaport (4)	28,125	28,125
Martin Rappaport (5)	28,125	28,125

(1)	As of March 31, 2010, the aggregate number of options and/or warrants outstanding held by Mr. Silver, for which he was granted for his services as a director, was 150,000 warrants.

(2)	As of March 31, 2010, the aggregate number of options and/or warrants outstanding held by Mr. Hershey, for which he was granted for his services as a director, was 450,000 warrants.

(3)	As of March 31, 2010, there were no options and/or warrants outstanding held by Mr. Lack, for which he was granted for his services as a director.

(4)	As of March 31, 2010, the aggregate number of options and/or warrants outstanding held by Mr. Garson-Rappaport, for which he was granted for his services as a director, was 300,000 warrants.

(5)
As of March 31, 2010, the aggregate number of options and/or warrants outstanding held by Mr. Rappaport, for which he was granted for his services as a director, was 300,000 warrants and 80,000 options.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Ronald Wilen,	10,000	.12	1/1/2011
Chief Executive Officer,	10,000	.12	3/30/2017
and President	50,000	.12	4/10/17
	10,000	.12	3/31/2018
	50,000	.12	4/10/18
	150,000	.12	2/13/2019
	150,000	.12	6/22/2019

Brian King,	500,000	1.00	9/15/2014
Former President and	500,000	1.06	4/1/2015
Chief Executive Officer	250,000	2.05	4/1/2016

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

There were stock options to purchase 400,000 shares of our common stock available for future grant as of March 31, 2010 under the 2001 Equity Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table sets forth information regarding the number of shares of our common stock beneficially owned on July 14, 2010, by each of our directors, each of our executive officers named in the Summary Compensation Table above, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock.  Except as otherwise set forth below, the address of each of the persons listed below is c/o United Energy Corp., 600 Meadowlands Parkway, #20, Secaucus, New Jersey 07094.

	Amount and
	Nature of
Name and Address	Beneficial		Percent of
of Beneficial Owner	Ownership(1)		Class (1)

Ronald Wilen	7,006,269	(2)	19.3%

James McKeever, CPA	3,000		*

Jack Silver	6,798,304	(3)	18.9%
SIAR Capital LLC
660 Madison Avenue
New York, NY 10021

Martin Rappaport	6,923,329	(4)	19.1%

Adam Hershey	450,000	(5)	1.4%

Peter Garson-Rappaport	300,000	(6)	*

John A. Lack	175,862		*

All current executive officers and directors as a group (7 persons)	21,656,764		46.9%

5% or Greater Stockholders:

Joseph J. Grano, Jr.	3,087,916	(7)	9.4%
c/o Centurion Holdings LLC
1185 Avenue of the Americas, Suite 2250
New York, NY 10036

* Less than 1% of outstanding shares.

(1)
As of July 14, 2010, the Company had 31,504,449 shares of common stock and three shares of Preferred Stock outstanding. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.  All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act.  All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)
Includes (i) 2,236,000 shares of common stock, (ii) stock options to purchase 130,000 shares at an exercise price of $.12 per share, (iii) warrants to purchase 754,054 shares at an exercise price of $.12 per share, (iv) convertible notes which are convertible into 1,677,964 shares at a conversion price of $.09 per share, (v) warrant to purchase 400,000 shares at an exercise price of $.09 per share, and (vi) warrants to purchase 1,808,251 shares at an exercise price of $.222 per share, but excludes (i) warrants to purchase 150,000 shares at an exercise price of $.12 per share and (ii) warrants to purchase 200,000 shares at an exercise price of $.125 per share, which warrants provide that they cannot be exercised to the extent following such exercise the holder or its affiliates would beneficially own more than 9.99% of the total number of outstanding shares of common stock.

(3)
Includes (i) 2,313,333 shares of common stock held by Sherleigh, a trust of which Mr. Silver is the trustee, (ii) warrants to purchase 604,054 shares at an exercise price of $.12 per share held by Hilltop, a limited partnership of which Mr. Silver is the general partner , (iii) convertible note which is convertible into 1,677,963 shares at a conversion price of $.09 per share held by Hilltop, (iv) warrant to purchase 400,000 shares at an exercise price of $.09 per share held by Hilltop, and (v) warrants to purchase 1,802,954 shares at an exercise price of $.222 per share held by Hilltop, but excludes (i) warrants to purchase 5,482,667 shares at an exercise price of $.09 per share held by Mr. Silver; (ii) 200,000 shares issuable upon conversion of 3 shares of preferred stock held by Sherleigh; (iii) warrants to purchase 200,000 shares at an exercise price of $.125 per share held by Sherleigh and (iv) warrants to purchase 150,000 shares at an exercise price of $.12 per share held by Mr. Silver, which warrants and preferred stock provide that they cannot be exercised or converted to the extent following such exercise or conversion the holder or its affiliates would beneficially own more than 9.99% of the total number of outstanding shares of common stock. The three shares of preferred stock constitute 100% of the class of such voting equity securities.

(4)
Includes (i) 2,210,000 shares of common stock, (ii) stock options to purchase 10,000 shares at an exercise price of $0.70 per share,  (iii) stock options to purchase 10,000 shares at an exercise price of $1.30 per share, (iv) stock options to purchase 10,000 shares at an exercise price of $1.18 per share, (v) stock options to purchase 40,000 shares at an exercise price of $1.00 per share, (vi) stock options to purchase 10,000 shares at an exercise price of $1.60 per share, which are currently exercisable, (vii) warrants to purchase 753,717 shares at an exercise price of $.12 per share, (viii) convertible notes which are convertible into 1,676,112 shares at a conversion price of $.09 per share, (ix) warrant to purchase 400,000 shares at an exercise price of $.09 per share, and (x) warrants to purchase 1,803,500 shares at an exercise price of $.222 per share, but excludes (i) warrants to purchase 150,000 shares at an exercise price of $.12 per share and (ii) warrants to purchase 200,000 shares at an exercise price of $.125 per share, which warrants provide that they cannot be exercised to the extent following such exercise the holder or its affiliates would beneficially own more than 9.99% of the total number of outstanding shares of common stock.

(5)	Includes warrants to purchase 450,000 shares at an exercise price of $.12 per share.

(6)	Includes warrants to purchase 300,000 shares at an exercise price of $.12 per share.

(7)	Includes 1,791,665 shares of common stock and warrants to purchase 1,296,251 shares of common stock.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,237,500	$1.06	400,000

Equity compensation plans not approved by security holders	1,000,000	$1.67	—

Total	4,187,500		—

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

Thereafter, pursuant to an agreement dated January 29, 2010, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes to January 31, 2011.  In consideration for agreeing to extend the maturity date, Messrs Wilen, Rappaport and Hilltop received warrants to purchase an aggregate of 5,414,705 shares of common stock at an exercise price of $.222 per share, which warrants are exercisable for a period of five (5) years.   As a result of the foregoing, each of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes are convertible into common stock of the Company at a conversion price of $.09 per share, bear interest at 12% per annum, are due January 31, 2011 and are secured by substantially all the assets of the Company.

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

Series A, Series B and Series C Warrants

Each of the Series A, Series B and Series C Warrants provide that they may be exercised at any time prior to the five year anniversary date of the issuance of such warrants.  In June 2008, the Company agreed to extend the exercise period of such warrants to June 30, 2013.  The warrants also provide for cashless exercise at the option of the holder and anti-dilution protection in the event the Company is deemed to have issued shares of common stock for a price less than the exercise price.  In connection with the issuance of warrants to employees and directors, the issuance of a convertible note and the reduction of exercise price of certain options in February 2009, the Company and Sherleigh entered into an anti-dilution waiver whereby the exercise price of the Series A, Series B and Series C Warrants held by Sherleigh were reduced from $1.00 to $.12 per share.  In addition, Sherleigh agreed not to increase the number of shares underlying such warrants.  In connection with the issuance of the August Loan Notes and the warrants in October 2009, the Company and Sherleigh entered into an anti-dilution waiver whereby the exercise price of the Series A, Series B and Series C Warrants held by Sherleigh were reduced from $.12 to $.09 per share, and, Sherleigh agreed not to increase the number of shares underlying such warrants.

Series A Convertible Preferred Stock

Each share of Preferred Stock earns dividends at the rate of 6% per annum of the Stated Value of $8,000.  Such dividends are payable from legally available funds on June 30th and December 30th of each year, or at the option of the holder, in shares of common stock of the Company at the applicable conversion rate.

Each share of Preferred Stock is convertible into 66,667 shares of common stock at the option of the holder.  Such conversion rate is subject to anti-dilution protections in the event the Issuer is deemed to have issued shares of common stock at a price less than the conversion price.

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

Director Independence

The board of directors have determined that Messrs Silver, Hershey, Garson-Rappaport, Rappaport and Lack are independent directors as defined in NASDAQ Listing Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to billed by Jewett Schwartz Wolfe & Associates for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2010 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for the fiscal year was approximately $34,500 and $35,500 for the fiscal year s ended March 31, 2010 and 2009, respectively.

Audit-Related Fees

Fees of $22,500 and $22,500 were billed by Jewett Schwartz Wolfe & Associates, for audit-related services for the fiscal year ended March 31, 2010 and March 31, 2009.

Tax Fees

No fees were billed by Jewett Schwartz Wolfe & Associates and Imowitz for tax services rendered for the fiscal years ended March 31, 2010 and 2009.

All Other Fees

Jewett Schwartz Wolfe & Associates did not render any other services, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended March 31, 2010 or for the fiscal year ended March 31, 2009.

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

PART IV

ITEM 15.  EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of United Energy Corp. (1)

3.2	Amendment to the Articles of Incorporation. (2)

3.3	Articles of Incorporation: Articles Fourth, Fifth and Seventh. (1)

3.6	By-Laws of United Energy Corp. (1)

3.7	By-Laws: Article I: Sections: Six, Seven, Eight, Nine, Ten; Article II: Section Nine: Article IV: Section Two. (1)

3.8	New Article V of the Bylaws. (13)

3.9	Amendment to Articles of Incorporation of United Energy Corp. (10)

3.10	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (13)

4.1	Form of Stock Certificate of United Energy Corp. (1)

4.2	Common Stock Purchase Warrant, dated March 24, 2004. (3)

4.3	Form of March 2005 Series A Purchase Warrant. (7)

4.4	Form of March 2005 Series B Purchase Warrant. (7)

4.5	Warrant Certificate, dated April 27, 2005. (8)

4.6	2002 Common Stock Purchase Warrant. (9)

4.7	Common Stock Purchase Warrant, dated February 28, 2005. (6)

4.8	Form of Series C Warrant. (13)

4.9	Form of Warrant between United Energy Corp. and Connie Kristan. (15)

4.10	Form of Warrant between United Energy Corp. and Joseph Grano. (15)

4.11	Form of Director warrants issued February 13, 2009 (19)

4.12	Form of the Secured Convertible Promissory Note. (20)

4.13	Form of the Purchase Warrants. (20)

10.1	2001 Equity Incentive Plan, as amended on May 29, 2002. (4)

10.2	Securities Purchase Agreement dated March 18, 2005, between United Energy Corp. and the Purchasers identified therein. (7)

10.3	Registration Rights Agreement dated March 18, 2005, between United Energy Corp. and the Purchasers identified therein. (7)

10.4	Consulting Services Agreement dated April 27, 2005, between United Energy Corp. and Ben Barnes. (8)

10.5	2002 Common Stock and Warrant Purchase Agreement. (9)

10.6	United Energy Corp. 2001 Equity Incentive Plan, Amended and Restated Effective May 29, 2002. (10)

10.7	Form of Incentive Stock Option Agreement. (11)

10.8	Form of Stock Option Agreement. (11)

10.9	First Amendment to Securities Purchase Agreement, dated January 26, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (12)

10.10	Second Amendment to Securities Purchase Agreement, dated as of March 9, 2006, by and among United Energy Corp., Sherleigh Associates, Inc. Profit Sharing Plan and Joseph J. Grano, Jr. (13)

10.11	Registration Rights Agreement, dated as of March 9, 2006, by and between United Energy Corp. and Sherleigh Associates, Inc. Profit Sharing Plan. (13)

10.12	Form of Securities Purchase Agreement dated as of March 24, 2006. (14)

10.13	Form of Registration Rights Agreement dated as of March 24, 2006. (14)

10.14	Form of First Amendment to Securities Purchase Agreement and Registration Rights Agreement dated as of March 24, 2006. (14)

10.15	Employment Agreement with Ronald Wilen dated April 17, 2007. (16)

10.16	Master Purchase Agreement, dated February 23, 2006, between Petrobras America Inc. and the Company. (18)

10.17	Anti-Dilution Waiver Agreement, dated February 13, 2009 by and between the Company and Joseph Grano. (19)

10.18	Anti-Dilution Waiver Agreement, dated February 13, 2009 by and between the Company and Sherleigh Associates Inc. Profit Sharing Plan. (19)

10.19	Consulting Agreement, dated as of June 27, 2008, by and between the Company and SIAR Capital, LLC. (17)

10.20	Agreement, dated October 31, 2009, among the Company, Ronald Wilen, Hilltop Holding Company, L.P. and Martin Rappaport. (20)

10.21	Anti-Dilution Waiver Agreement, , dated October 31, 2009, among the Company, Sherleigh Associates Inc. Profit Sharing Plan, Joseph Grano and Connie Kristen. (20)

10.22	Agreement, dated January 29, 2010, by and between the Company and Messrs Wilen and Rappaport and Hilltop. (21)

21.1	Subsidiaries of Small Business Issuer (15)

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Interim Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer’s and Interim Chief Financial Officer’s Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(1)	Incorporated by reference from the exhibits filed with the Form 10 on June 20, 2000.

(2)	Incorporated by reference from the exhibits filed with the Form 10-Q for the period ended September 30, 2001.

(3)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 30, 2004.

(4)	Incorporated by reference from the exhibits filed with the Schedule 14A for the year ended March 31, 2003.

(5)	Incorporated by reference from the exhibits filed with the Registration Statement on Form SB-2 (No. 333 115484).

(6)	Incorporated by reference from the exhibits filed with the Form 8-K filed on April 12, 2005.

(7)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 23, 2005.

(8)	Incorporated by reference from the exhibits filed with the Form 8-K filed on June 3, 2005.

(9)	Incorporated by reference from the exhibits filed with the Form S-3 filed on September 13, 2005.

(10)	Incorporated by reference from the exhibits filed with the Definitive Schedule 14A filed on July 18, 2005

(11)	Incorporated by reference from the exhibits filed with the Form S-8 filed on September 29, 2005.

(12)	Incorporated by reference from the exhibits filed with the Form 8-K filed on January 27, 2006.

(13)	Incorporated by reference from the exhibits filed with the Form 8-K filed on March 9, 2006.

(14)	Incorporated by reference from the exhibits filed with the Form SB-2 filed on April 24, 2006.

(15)	Incorporated by reference from the exhibits filed with the Form 10-KSB filed on May 29, 2006.

(16)	Incorporated by reference from the exhibits filed with the Form 10-QSB filed on August 14, 2007.

(17)	Incorporated by reference from the exhibits filed with the Form 8-K filed on September 26, 2008.

(18)	Incorporated by reference from the exhibits filed with the Form 10-KSB filed on July 14, 2008.

(19)	Incorporated by reference from the exhibits filed with Form 10-Q filed on February 17, 2009.

(20)	Incorporated by reference from the exhibits filed with the Form 8-K filed on November 3, 2009.

(21)	Incorporated by reference from the exhibits filed with Form 10-Q filed on February 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ENERGY CORP.

Date: July 14, 2010	By:	/s/ Ronald Wilen
Ronald Wilen
Chief Executive Officer

	By:	/s/ James McKeever
James McKeever
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald Wilen	Chief Executive Officer, President and	July 14, 2010
Ronald Wilen	Secretary (principal executive officer)

/s/ James McKeever	Interim Chief Financial Officer	July 14, 2010
James McKeever	(principal financial and accounting
officer)

/s/ Adam Hershey	Director	July 14, 2010
Adam Hershey

/s/ Peter Garson-Rappaport	Director	July 14, 2010
Peter Garson-Rappaport

/s/ John Lack	Director	July 14, 2010
John Lack

/s/ Martin Rappaport	Director	July 14, 2010
Martin Rappaport

/s/ Jack Silver	Director, Chairman of the Board of	July 14, 2010
Jack Silver	Directors

UNITED ENERGY CORP. AND SUBSIDIARIES

FORM 10-K

ITEM 8

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of United Energy Corp. and its subsidiaries required to be included in Item 7 are listed below:

Page

Report of independent registered public accounting firm	F-2

Report of prior year independent registered public accounting firm	F-3

Consolidated balance sheets as of March 31, 2010 and March 31, 2009	F-4-5

For the periods ended March 31, 2010 and 2009:
Consolidated statements of operations	F-6
Consolidated statements of stockholders' equity	F-7
Consolidated statements of cash flows	F-8-9

Notes to consolidated financial statements	F-10-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UNITED ENERGY CORP. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of United Energy, Corp. and Subsidiaries as of March 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended March 31, 2009 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Energy, Corp. and Subsidiaries, as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $23,550,000 as of March 31, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock and increased sales volumes and the ability to achieve profitability from the sales of our products lines. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
July 13, 2010

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009

	March 31,	March 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$311,506	$56,372
Accounts receivable, net of allowance for doubtful accounts of $77,711 and $7,032, respectively	190,915	140,531
Inventory	80,870	155,427
Prepaid expenses and other current assets	62,827	79,237
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	671,118	456,567

PROPERTY AND EQUIPMENT, net of accumulated depreciation	79,050	108,094

OTHER ASSETS:
Goodwill, net of accumulated amortization of $17,704	15,499	15,499
Patents, net of accumulated amortization of $280,306 and $242,000, respectively	317,318	347,661
Loans receivable	35,793	3,843
Deposits	1,385	1,385
Total assets	$1,120,163	$933,049

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009

	March 31,	March 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$234,948	$189,609
Accrued expenses	362,925	107,622
Convertible term note payable	30,000	35,000
Due to related parties	453,781	150,000
Total current liabilities	1,081,654	482,231

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock:
$8,000 stated value; 100,000 shares
authorized; 3 shares issued and outstanding
as of March 31, 2010 and 2009, respectively	24,000	24,000
Common Stock: $0.01 par value; 100,000,000
shares authorized; 31,504,449 and 31,030,115
shares issued and outstanding as of
March 31, 2010 and 2009, respectively	315,045	310,301
Additional paid-in capital	23,245,536	22,196,257
Accumulated deficit	(23,546,072)	(22,079,740)
Total stockholders' equity	38,509	450,818
Total liabilities and stockholders' equity	$1,120,163	$933,049

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009

REVENUES, net	$1,771,720	$1,206,321

COST OF GOODS SOLD	668,326	567,758

Gross profit	1,103,394	638,563

OPERATING EXPENSES:
Selling, general and administrative	2,249,047	1,586,355
Research and deveolpment	222,476	329,186
Depreciation and amortization	48,499	59,795
Total operating expenses	2,520,022	1,975,336

Loss from operations	(1,416,628)	(1,336,773)

OTHER INCOME (EXPENSE), net:
Interest income	27	950
Interest expense	(48,291)	(2,414)
Total other income, net	(48,264)	(1,464)

Net loss	(1,464,892)	(1,338,237)

PREFERRED DIVIDENDS	(1,440)	(1,440)

Net loss applicable to common shareholders	$(1,466,332)	$(1,339,677)

BASIC AND DILUTED LOSS PER SHARE,	$(0.05)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING:	31,335,152	31,030,115

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
BALANCE, April 1, 2008	31,030,115	$310,301	$24,000	$21,775,204	$(20,740,063)	1,369,442
Compensation expense associated with options	-	-	-	17,702	-	17,702
Compensation expense associated with warrants	-	-	-	159,210	-	159,210
Related party payable write off				244,141	-	244,141
Dividends paid on preferred shares	-	-	-	-	(1,440)	(1,440)
Net loss	-	-	-	-	(1,338,237)	(1,338,237)
BALANCE, March 31, 2009	31,030,115	310,301	24,000	22,196,257	(22,079,740)	450,818
Compensation expense associated with options	-	-	-	1,425	-	1,425
Compensation expense associated with warrants	-	-	-	1,017,598	-	1,017,598
Conversion of convertible note into common stock	298,472	2,985	-	32,015	-	35,000
Exercise of warrants into common stock	175,862	1,759	-	(1,759)	-	-
Dividends paid on preferred shares	-	-	-	-	(1,440)	(1,440)
Net loss	-	-	-	-	(1,464,892)	(1,464,892)
BALANCE, March 31, 2010	31,504,449	$315,045	$24,000	$23,245,536	$(23,546,072)	$38,509

The accompanying notes are an integral part of this consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss	$(1,464,892)	$(1,338,237)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	68,336	75,384
Allowance for doubtful accounts	70,180	(18,297)
Compensation expense associated with options	1,425	17,702
Compensation expense associated with warrants	1,017,598	159,210
Changes in operating assets and liabilities
Accounts receivable	(120,564)	125,513
Inventory	74,557	(13,760)
Prepaid expenses and other current assets	16,410	83,018
Accounts payable and accrued expenses	330,642	50,621
Net cash used in operating activities	(6,308)	(858,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on loans receivable	2,050	2,400
Payment on loans receivable	(34,000)	(1,220)
Payments for acquisition of property and equipment	(986)	(83,453)
Payments for patent	(7,963)	(8,644)

Cash used in investing activities	(40,899)	(90,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party payable	303,781	150,000
Preferred stock dividend	(1,440)	(1,440)
Net cash provided by financing activities	302,341	148,560
Net increase (decrease) in cash and cash equivalents	255,134	(802,203)
CASH AND CASH EQUIVALENTS, beginning of period	56,372	858,575
CASH AND CASH EQUIVALENTS, end of period	$311,506	$56,372

The accompanying notes are an integral part of these consolidated statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$1,555	$1,691
Income taxes	$2,600	$2,860

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in conversion of accounts payable	$30,000	$35,000
Related party payable write off	$-	$244,141
Exercise of warrant's into common stock	$1,759	$-

The accompanying notes are an integral part of these consolidated statements.

UNITED ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations in 2010.  For the year ended March 31, 2010 the Company incurred net loss approximating $1,464,892. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 605 “Revenue Recognition in Financial Statements”, formerly Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

Inventories

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  Our policy is to evaluate all inventories including raw materials, and finished goods.  These inventories consisted of chemical products.  At March 31, 2010 and 2009, the value of the company’s inventory was $80,870 and $155,427, respectively.

Allowance for Doubtful Accounts

The Company monitors its accounts, loans and note receivable balances on a monthly basis to ensure they are collectible.  On a quarterly basis, the Company uses its historical experience to determine its accounts receivable reserve.  The Company’s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves.  The Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations.  In these cases, management uses its judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  The Company also establishes a general reserve based upon a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimate of the recoverability of amounts due the Company could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Property and Equipment

Property and equipment are stated at cost.  Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.  Depreciation expense for the years ended March 31, 2010 and 2009 was $30,030 and $26,714, respectively.

Property and equipment consists of the following at March 31, 2010 and 2009:
	2010	2009
Furniture and fixtures	$83,355	$83,355
Machinery and equipment	419,612	418,626
Vehicles	42,001	42,001
Leasehold improvements	26,203	26,203
	571,171	570,185

Less- Accumulated depreciation	(492,121)	(462,091)
Property and equipment, net	$79,050	$108,094

Goodwill

The Company capitalized goodwill related to the acquisition of Green Globe in September of 1998. Goodwill represents cost in excess of fair value on the net assets acquired.  Goodwill was amortized over a 15 year period using a straight line amortization method until the adoption of (FASB) Accounting Standard Codification (“ASC”) Topic 350 “Goodwill and other Intangible Assets” formerly Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” on April 1, 2002.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

As required Topic 350 “Goodwill and other Intangible Assets” formerly SFAS No. 142, the Company completed its transitional impairment testing of intangible assets. Under Topic 350 “Goodwill and other Intangible Assets” formerly SFAS No. 142, a goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps:  (i) the Company determines impairment by comparing fair value of a reporting unit with its carrying value, and (ii) if there is an impairment the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

As of March 31, 2010 the Company completed its annual impairment testing of goodwill. The Company estimated the fair value of its goodwill by using discounted cash flow analysis. As a result of the impairment tests, the Company did not record a goodwill impairment charge related to Green Globe, during the year ended March 31, 2010.

Research & Development

 Our products are the result of research and development expenditures. The Company’s policy is to expense any research and development costs as they are incurred.  The Company incurred research and development costs of $222,476 and $329,186 for the fiscal years ended March 31, 2010 and 2009, respectively.

Patents

The Company capitalizes legal costs incurred to obtain patents. Amortization begins when the patent is approved using the straight-line basis over the estimated useful life of 15 years.

Accounting for Long-Lived Assets

The Company’s long-lived assets include property and equipment and patents. In accordance with ASC Topic 360, “Long Lived Assets” formerly, SFAS No. 144, long-lived assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Stock-Based Compensation

In accordance with ASC Topic 718 “Compensation” formerly, SFAS No. 123 (revised 2004), “Share-based payments”, the Company records compensation expense for all stock-based payment awards made to employees based on estimated fair value.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010.  We are currently assessing the impact of the adoption of  this standard on our financial position, and results of operations..

Earnings Per Share

ASC Topic 260 “Earnings Per Shares” formerly,  SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.  Diluted loss per share for the years ended March 31, 2010 and 2009 does not include 24,203,363 and 15,036,833 stock options, warrants and convertible preferred stock, respectively, since the inclusion would have been antidilutive.

Concentrations of Risk

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Accounts Receivable

The Company had two customers that accounted for 83% of the total accounts receivable at March 31, 2010 and three customers that accounted for 84% of the total accounts receivable at March 31, 2009. One company accounted for 22% and 42%, the second accounted for 0% and 32%, the third accounted for 61% and 0% and the last accounted for 0% and 10% at March 31, 2010 and 2009 respectively. Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations.

Significant Customers

The Company's revenues from major customers, as a percentage of revenues, for the years ended March 31, 2010 and 2009, are as follows:

	2010	2009

Customer A	21%	0%
Customer B	21%	29%
Customer C	15%	0%
Customer D	0%	11%
Customer E	0%	10%
Customer F	11%	0%

Vendors

The Company purchased supplies from major vendors for the years ended March 31, 2010 and 2009 as follows:

	2010	2009

Vendor A	16%	46%
Vendor B	13%	37%
Vendor C	38%	0%

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

4.	INVENTORY

Inventory consists of the following as of March 31, 2010 and 2009:
	2010	2009

Blended chemicals	$29,734	$92,944
Raw materials	51,136	62,483
Total inventory	$80,870	$155,427

5.	RELATED PARTY TRANSACTIONS

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

Thereafter, pursuant to an agreement dated January 29, 2010, Messrs Wilen and Rappaport and Hilltop agreed to extend the maturity date of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes to January 31, 2011.  In consideration for agreeing to extend the maturity date, Messrs Wilen, Rappaport and Hilltop received warrants to purchase an aggregate of 5,414,705 shares of common stock at an exercise price of $.222 per share, which warrants are exercisable for a period of five (5) years.   As a result of the foregoing, each of the Amended March Loan Notes, the May Loan Notes and the August Loan Notes are convertible into common stock of the Company at a conversion price of $.09 per share, bear interest at 12% per annum, are due January 31, 2011 and are secured by substantially all the assets of the Company.

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

On January 28, 2009, the Company issued a convertible term note in the amount of $35,000, which accrued interest at 7% per year. Principal and interest is payable on the maturity date of June 30, 2009. The holder of this term note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.12 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events. The holder of this term note agreed to convert the note and on June 2, 2009, the term note was converted. In consideration for the conversion, the Company issued to the holder of the note, warrants to acquire 140,000 shares of Common Stock at an exercise price of $0.12, which warrants are exercisable for a period of five years.

On November 6, 2009, the Company issued a convertible term note in the amount of $30,000, which accrues interest at 7% per year. Principal and interest is payable on demand. The holder of this term note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.21 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events.

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

Lease Commitments

The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2012. Certain leases contain renewal options.  The following is a schedule of future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2010.

Year
2011	$80,823
2012	82,910
2013	79,176
2014	20,784
Total minimum lease payments	$263,693

Operating lease expense was $136,368 and $135,899 for the years ended March 31, 2010 and 2009, respectively.

8.	STOCKHOLDERS’ EQUITY

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

During January 2010, 300,000 warrants were exercised in a cashless transaction and converted into 172,862 shares of common stock.

Warrants

The Company has issued warrants in conjunction with various private placements of its stock, convertible notes and as compensation to directors and employees. All warrants are currently exercisable.

The following table summarizes warrant information for the years ended March 31, 2010 and 2009.

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding April 1, 2008	7,991,000	$1.410
Issued	3,833,333	$0.126
Expired	(275,000)	$1.320
Outstanding March 31, 2009	11,549,333	$0.800
Issued	9,466,530	$0.173
Expired	(100,000)	$0.150
Exercised	(300,000)	$0.120
Outstanding March 31, 2010	20,615,863	$0.261

As of March 31, 2010, outstanding common stock warrants are as follows:

Number of	Exercise
Warrants	Price	Expiration Date

100,000	$1.250	March 24, 2011
100,000	$1.500	March 24, 2011
100,000	$1.750	March 24, 2011
100,000	$0.300	August 24, 2011
100,000	$1.250	February 28, 2012
100,000	$1.500	February 28, 2012
100,000	$1.750	February 28, 2012
6,016,000	$0.120	June 30, 2013
2,033,333	$0.120	June 30, 2013
140,000	$0.120	January 1, 2014
200,000	$0.120	February 13, 2014
600,000	$1.125	March 13, 2014
1,200,000	$0.090	May 13, 2014
611,825	$0.090	July 15, 2014
1,200,000	$0.090	October 13, 2014
5,414,705	$0.222	January 29, 2015
500,000	$1.340	April 27, 2015
500,000	$2.000	April 27, 2015
750,000	$0.120	February 13, 2019
750,000	$0.120	June 22, 2019

20,615,863	$0.261

9.	INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended March 31, 2010 and 2009 consist of the following:

	March 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$124,872	$407,939
State	32,687	106,784
	157,559	514,723
Valuation allowance	(157,559)	(514,723)

Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31,
	2010	2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9)%	(42.9)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31,
	2010	2009

Net operating loss carryforward	157,559	514.723
Valuation allowance	(157,559)	(514,723)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $18,310,000 available to offset future taxable income through 2028.

10.	EMPLOYEE BENEFITS PLAN

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

There were stock options to purchase 400,000 shares of our common stock available for future grant as of March 31, 2010 under the 2001 Equity Incentive Plan.

Fair Value of Stock Options

For disclosure purposes under ASC 718 “Compensation” formerly, SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2010	2009

Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	179.8	142.4
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.05 and $1.33 for the years ended March 31, 2010 and 2009, respectively.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the years ended March 31, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding March 31, 2008	3,787,500	$1.15	6.36
Granted	—
Cancelled	(500,000)	$1.25
Options outstanding March 31, 2009	3,287,500	$1.24	6.16
Granted	—
Options outstanding March 31, 2010	3,287,500	$1.05	4.67

Vested and expected to vest – end of year	3,287,500	$1.05	4.67	$—
Exercisable – end of year	3,187,500	$1.08	4.60	$—

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

  Options outstanding at March 31, 2010 have an exercise price ranging between $0.12 to $2.05.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2010. This amount changes based upon changes in the fair market value of United Energy’s stock. As of March 31, 2010, $2,845 of the total unrecognized compensation costs related to stock options is expected to be recognized over the next three years.

11.	SEGMENT REPORTING

ASC 280 “Segment Reporting” formerly, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 “Segment Reporting” formerly, SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

Geographic Information:
	2010	2009

U.S.	$1,391,560	$1,084,409

Nigeria	264,000	—

Panama	116,160	—

Trinidad	—	121,912

Totals	$1,771,720	$1,206,321

12. SUBSEQUENT EVENT

The Company did not have any material subsequent events to disclose from the balance sheet date to the filing date. The Company evaluated subsequent events through July 13, 2010.