Form 10-Q
period 2010-06-30
UNITED ENERGY CORP /NV/
filed 2010-08-13
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 13, 2010, 31,504,449 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets June 30, 2010 (Unaudited) and March 31, 2009	3-4

	Consolidated statements of operations for the three months ended June 30, 2010 (Unaudited) and 2009 (Unaudited)	5

	Consolidated statement of stockholders' equity for the three months ended June 30, 2010 (Unaudited)	6

	Consolidated statements of cash flows for the three months ended June 30, 2010 (Unaudited) and 2009 (Unaudited)	7-8

	Notes to consolidated financial statements	9-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

Item 1. Financial Statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,134	$311,506
Accounts receivable, net of allowance for doubtful accounts of $79,487 and $77,211, respectively	448,027	190,915
Inventory	88,382	80,870
Prepaid expenses and other current assets	39,882	62,827
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	623,425	671,118

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $497,449 and $492,121 respectively	73,722	79,050

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $289,964 and $280,306, respectively	307,660	317,318
Loans receivable	36,608	35,793
Deposits	1,385	1,385
Total assets	$1,058,299	$1,120,163

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$314,218	$234,948
Accrued expenses	270,178	362,925
Convertible term note payable	30,000	30,000
Due to related parties	464,781	453,781
Total current liabilities	1,079,177	1,081,654

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock:
$8,000 stated value; 100,000 shares authorized; 3 shares issued and outstanding as of June 30, 2010 and March 31, 2010	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,504,449 shares issued and outstanding as of June 30, 2010 and March 31, 2010	315,045	315,045
Additional paid-in capital	23,245,892	23,245,536
Accumulated deficit	(23,605,815)	(23,546,072)
Total stockholders' equity	(20,878)	38,509
Total liabilities and stockholders' equity	$1,058,299	$1,120,163

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended June 30,
	2010	2009
	(Unaudited)

REVENUES, net	$443,505	$394,004

COST OF GOODS SOLD	172,465	153,714

Gross profit	271,040	240,290

OPERATING EXPENSES:
Selling, general and administrative	268,712	351,032
Research and developement	35,156	51,496
Depreciation and amortization	11,568	12,077
Total operating expenses	315,436	414,605

Loss from operations	(44,396)	(174,315)

OTHER INCOME (EXPENSE), net:
Interest income	6	7
Interest expense	(14,993)	(7,545)
Total other expense, net	(14,987)	(7,538)
Net loss	(59,383)	(181,853)

PREFERRED DIVIDENDS	(360)	(360)

Net loss applicable to common shareholders	$(59,743)	$(182,213)

BASIC AND DILUTED LOSS PER SHARE,	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:	31,504,449	31,180,991

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2010	31,504,449	$315,045	$24,000	$23,245,536	$(23,546,072)	$38,509
Compensation expense associated
with options	-	-	-	356	-	356
Dividends accrued on
preferred shares	-	-	-	-	(360)	(360)
Net loss	-	-	-	-	(59,383)	(59,383)
BALANCE, June 30, 2009	31,504,449	$315,045	$24,000	$23,245,892	$(23,605,815)	$(20,878)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(59,383)	$(181,853)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,986	17,292
Allowance for doubtful accounts	2,275	3,008
Compensation expense associated with warrants	-	39,802
Compensation expense associated with warrants	356	356

Changes in operating assets and liabilities
Accounts receivable	(259,388)	(27,619)
Inventory	(7,511)	36,588
Prepaid expenses and other current assets	22,081	16,180
Accounts payable and accrued expenses	(13,478)	(2,781)
Net cash used in operating activities	(300,062)	(99,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	50	(150)

Net cash proveded by (used in) investing activities	50	(150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	11,000	153,781
Preferred stock dividend	(360)	(360)

Net cash provided by financing activities	10,640	153,421

Net (decrease) increase in cash and cash equivalents	(289,372)	54,244

CASH AND CASH EQUIVALENTS, beginning of period	311,506	56,372

CASH AND CASH EQUIVALENTS, end of period	$22,134	$110,616

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$893	$580
Income taxes	$-	$1,040

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note into common stock	$-	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2010 (unaudited) and the results of its operations for the three months ended June 30, 2010 and 2009 (unaudited) and cash flows for the three months ended June 30, 2010 and 2009 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2011.

The consolidated balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and has an accumulated deficit of $23,605,815 as of June 30, 2010.  During the three months ended June 30, 2010 the Company experienced a net loss from operations of $59,383 and a negative cash flow from operations of $300,062.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

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

6.           FAIR VALUE MEASUREMENT

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

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123 and SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2010	2009

Expected life (in years)	10	10

Risk-free interest rate	4.54%	4.54%

Volatility	191.2	147.3

Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.05 for the three months ended June 30, 2010.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2010	3,287,500	$1.05	4.67
Granted	—
Expired	(40,000)	$0.12
Options outstanding June 30, 2010	3,247,500	$1.06	4.48
Vested and expected to vest–end of quarter	3,247,500	$1.06	4.48	$—
Exercisable–end of quarter	3,160,000	$1.09	4.41	$—

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

Options outstanding at June 30, 2010 have an exercise price ranging between $0.09 to $2.05.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2010. This amount changes based upon changes in the fair market value of United Energy’s stock. As of June 30, 2010, $2,489 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of three years and six months.

8.           SUBSEQUENT EVENT

The Company did not have any material subsequent events to disclose from the balance sheet date to the filing date. The Company evaluated subsequent events through August 13, 2010.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by us from time to time. The discussion of our liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to our operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein and those discussed under the heading “Risk Factors” in the Company’s 10-K for the fiscal year ended March 31, 2010. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report. Unless the context otherwise requires, “we”, “our”, “us”, the “Company” and similar phrases refer to United Energy Corp.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $443,505 for the quarterly period ended June 30, 2010 and $394,004 for the quarterly period ended June 30, 2009.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues.  Revenues for the three months ended June 30, 2010 were $443,505, a $49,501, or 13% increase from revenues of $394,004 in the comparable three months of 2009.  Revenues from our K-Line of Chemical Products increased by $95,675 to $411,353 or 30% compared to $315,678 in the comparable three months ended June 30, 2009, offset by revenues from our Green Globe/Qualchem military sales which decreased by $46,174 to $32,152 or 59% compared to $78,326 in the comparable three months ended June 30, 2009.

Cost of Goods Sold.  Cost of goods sold increased $18,781, or 12%, to $172,465, or 39% of revenue, for the three months ended June 30, 2010 from $153,714, or 39% of revenues for the three months ended June 30, 2009. Cost of goods sold from our K-Line of Chemical Products sales increased by $38,492 to $157,600 or 32% compared to $119,108 in the comparable three months ended June 30, 2009, offset by a decrease of $19,741 to $14,865 or 57% compared to $34,606 in the comparable three months ended June 30, 2009 in cost of goods sold of our Green Globe/Qualchem military sales.

Gross Profit.  Gross profit for the three months ended June 30, 2010, increased by $30,750, or 13% to $271,040 or 61% of revenues compared with $240,290 or 61% of revenues in the prior period. The increase in gross profit reflects the higher levels of sales of our K-Line of Chemical Products, offset by a decrease in our Green Globe/Qualchem military sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $82,320 to $268,712 or 61% of sales for the three months ended June 30, 2010 compared with $351,032 or 89% of sales for the three months ended June 30, 2009.  The decrease in selling, general and administrative expenses is primarily related to a decrease in salaries, marketing, insurance, professional fees and travel and entertainment expenses.

Research and Development. Research and development expenses decreased $16,340 to $35,156 or 8% of sales for the three months ended June 30, 2010 compared with $51,496 or 13% of sales for the three months ended June 30, 2009. The decrease in research and development expenses was related to a decrease in lab supplies and salaries.

Depreciation and Amortization.  Depreciation and amortization remained relatively constant for the three months ended June 30, 2010 as compared with June 30, 2009.

Interest Income.  Interest income remained relatively constant for the three months ended June 30, 2010 as compared with June 30, 2009.

Interest Expense.  The Company had interest expense of $14,993 for the three months ended June 30, 2010 compared with $7,545 in the corresponding period in 2009. The increase was due to the indebtedness outstanding on the director loans.

Net Loss.  The three months ended June 30, 2010 resulted in a net loss of $59,383 or $0.00 per share as compared to a net loss of $181,853 or $0.01 per share for the three months ended June 30, 2009. The average number of shares of common stock used in calculating earnings per share increased 323,458 shares to 31,504,449 as a result of 298,472 shares issued in connection with the conversion of the convertible note and 175,862 shares issued in the connection with the exercise of warrants.

Liquidity and Capital Resources

As of June 30, 2010, the Company had $22,134 in cash and cash equivalents, as compared to $311,506 at March 31, 2010.

The $289,372 decrease in cash and cash equivalents was due to net cash used in operations of $300,062, net cash provided by investing activities of $50 and net cash provided by financing activities of $10,640. Cash provided by investing activities consisted of employee loans of $50.  Cash provided by financing activities consisted of related party loans of $11,000, offset by preferred stock dividends of $360.

As of June 30, 2010 the Company’s backlog included $43,320 of chemical sales.  Backlog represents products that the Company’s customers have committed to purchase. The Company’s backlog is subject to fluctuations and is not necessarily indicative of future sales.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and has an accumulated deficit of $23,605,815 as of June 30, 2010.   During the three months ended June 30, 2010 the Company experienced a net loss from operations of $59,383 and a negative cash flow from operations of $300,062.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Concentration of Risk

Sales to our top two customers, accounted for approximately 82% of revenue, or $363,313, for the three-month period ending June 30, 2010 and sales to our top three customers, accounted for approximately 81% of our revenue, or $320,326, for the three-month period ending June 30, 2009.

Sales to our top customer, for the three-month period ending June 30, 2010 were $259,363.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4.            Controls and Procedures.

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

Not applicable.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.            (Removed and Reserved)

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

Dated: August 13, 2010	UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronald Wilen,
Chief Executive Officer
(as principal executive officer)

By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)