Form 10-Q
period 2010-09-30
UNITED ENERGY CORP /NV/
filed 2010-11-18
CIK 1116734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 17, 2010, 31,504,449 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated balance sheets September 30, 2010 (Unaudited) and March 31, 2010	3-4

	Consolidated statements of operations for the three months and six months ended September 30, 2010 (Unaudited) and 2009 (Unaudited)	5

	Consolidated statement of stockholders' equity for the six months ended September 30, 2010 (Unaudited)	6

	Consolidated statements of cash flows for the six months ended September 30, 2010 (Unaudited) and 2009 (Unaudited)	7-8

	Notes to consolidated financial statements	9-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Removed and Reserved)	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Item 1. Financial Statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$150,447	$311,506
Accounts receivable, net of allowance for doubtful accounts of $72,719 and $77,211, respectively	303,816	190,915
Inventory	77,772	80,870
Prepaid expenses and other current assets	21,429	62,827
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	578,464	671,118

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $467,103 and $492,121 respectively	68,520	79,050

OTHER ASSETS:
Goodwill	15,499	15,499
Patents, net of accumulated amortization of $299,653 and $280,306, respectively	300,064	317,318
Loans receivable	38,864	35,793
Deposits	14,185	1,385
Total assets	$1,015,596	$1,120,163

The accompanying notes are an integral part of these unaudited consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$323,578	$234,948
Accrued expenses	266,545	362,925
Convertible term note	30,000	30,000
Due to related parties	464,781	453,781
Total current liabilities	1,084,904	1,081,654

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock: 100,000 shares authorized; Series A Convertible Preferred Stock: $8,000 stated value, 3 shares issued and outstanding as of September 30, 2010 and March 31, 2010	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares authorized; 31,504,449 shares issued and outstanding as of September 30, 2010 and March 31, 2010	315,045	315,045
Additional paid-in capital	23,286,248	23,245,536
Accumulated deficit	(23,694,601)	(23,546,072)
Total stockholders' equity (deficit)	(69,308)	38,509
Total liabilities and stockholders' equity (deficit)	$1,015,596	$1,120,163

The accompanying notes are an integral part of these unaudited consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$439,321	$613,202	$882,826	$1,007,206

COST OF GOODS SOLD	164,914	231,845	337,379	385,559

Gross profit	274,407	381,357	545,447	621,647

OPERATING EXPENSES:
Selling, general and administrative	309,363	790,606	578,075	1,141,638
Research and development	35,813	64,143	70,969	115,639
Gain on sale of asset	(8,000)	-	(8,000)	-
Depreciation and amortization	11,596	12,435	23,164	24,512
Total operating expenses	348,772	867,184	664,208	1,281,789

Loss from operations	(74,365)	(485,827)	(118,761)	(660,142)

OTHER INCOME (EXPENSE), net:
Interest income	1	7	7	14
Interest expense	(14,062)	(11,878)	(29,055)	(19,423)
Total other income (expense), net	(14,061)	(11,871)	(29,048)	(19,409)
Net loss	(88,426)	(497,698)	(147,809)	(679,551)

PREFERRED DIVIDENDS	(360)	(360)	(720)	(720)

Net loss applicable to common shareholders	$(88,786)	$(498,058)	$(148,529)	$(680,271)

BASIC AND DILUTED LOSS PER SHARE:	$(0.00)	$(0.02)	$(0.00)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:	31,504,449	31,328,587	31,504,449	31,255,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2010	31,504,449	$315,045	$24,000	$23,245,536	$(23,546,072)	$38,509
Compensation expense associated with options	-	-	-	712	-	712
Compensation expense associated with warrants	-	-	-	40,000	-	40,000
Dividends accrued on preferred shares	-	-	-	-	(720)	(720)
Net loss	-	-	-	-	(147,809)	(147,809)
BALANCE, September 30, 2010	31,504,449	$315,045	$24,000	$23,286,248	$(23,694,601)	$(69,308)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(147,809)	$(679,551)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,877	34,694
Allowance for doubtful accounts	(4,492)	18,680
Gain on sale of asset	(8,000)	-
Compensation expense associated with warants	40,000	524,385
Compensation expense associated with options	712	712

Changes in operating assets and liabilities
Accounts receivable	(108,409)	(221,185)
Inventory	3,098	30,092
Prepaid expenses and other current assets	41,399	47,648
Deposits	(12,800)	-
Accounts payable and accrued expenses	(7,751)	1,679
Net cash used in operating activities	(174,175)	(242,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(3,071)	(1,023)
Proceeds from sale of asset	8,000	-
Payments for acquisition of property and equipment	-	(985)
Payments for patents	(2,093)	(3,699)

Cash provided by (used in) investing activities	2,836	(5,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payable	11,000	303,781
Preferred stock dividend	(720)	(720)

Net cash provided by financing activities	10,280	303,061

Net (decrease) increase in cash and cash equivalents	(161,059)	54,508

CASH AND CASH EQUIVALENTS, beginning of period	311,506	56,372

CASH AND CASH EQUIVALENTS, end of period	$150,447	$110,880

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
Interest	$899	$886
Income taxes	$1,700	$1,040

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$-	$35,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2010 (unaudited) and the results of its operations for the three and six months ended September 30, 2010 and 2009 (unaudited) and cash flows for the three and six months ended September 30, 2010 and 2009 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three and six months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2011.

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

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $23,694,601 as of September 30, 2010. During the six months ended September 30, 2010 the Company experienced a net loss from operations of $147,809 and a negative cash flow from operations of $158,175. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2010, there were stock options and warrants that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future, however, the Company is in a loss position and the result of the computation would be antidilutive.

3	RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

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

6.	INVENTORY

Inventory consists of the following:

	September 30,	March 31,
	2010	2010
Blended chemicals	$20,677	$29,734
Raw materials	57,095	51,136
Total inventory	$77,772	$80,870

7.	FAIR VALUE MEASUREMENT

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

As of September 30, 2010, the Company does not possess any long-term monetary or nonmonetary financial instruments whose fair value is measured on a recurring basis. The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, accounts receivable, loans receivable, accounts payable, accrued expenses and convertible notes, whose fair value can be approximated due to their short term maturity.

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

Under the 2001 Plan, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the board.

Fair Value of Stock Options
For disclosure purposes under FASB guidance now codified as ASC Topic 505, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2010	2009

Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	191.2	169.4
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.05 for the six months ended September 30, 2010.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	AggregateIntrinsic Value
Options outstanding April 1, 2010	3,287,500	$1.05	4.67
Granted	—
Expired	(40,000)
Options outstanding September 30, 2010	3,247,500	$1.06	4.22
Vested and expected to vest–end of quarter	3,247,500	$1.06	4.22	$—
Exercisable–end of quarter	3,172,500	$1.06	4.16	$—

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

Options outstanding at September 30, 2010 have an exercise price ranging between $0.09 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between United Energy’s closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2010. This amount changes based upon changes in the fair market value of United Energy’s stock. As of September 30, 2010, 2,133 of the total unrecognized compensation costs related to stock options are expected to be recognized over a period of one year and six months.

9.	SUBSEQUENT EVENT

The Company did not have any material subsequent events to disclose from the balance sheet date to the filing date. The Company evaluated subsequent events through November 17, 2010.

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

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $882,826 for the six-month period ended September 30, 2010 and $1,007,206 for the six-month period ended September 30, 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues. Revenues for the three months ended September 30, 2010 were $439,321, a $173,881, or 28% decrease from revenues of $613,202 in the comparable three months of 2009. Revenues from our K-Line of Chemical Products decreased by $140,832 to $411,048 or 26% compared to $551,880 in the comparable three months ended September 30, 2009, and revenues from our Green Globe/Qualchem military sales decreased by $33,049 to $28,273 or 54% compared to $61,322 in the comparable three months ended September 30, 2009.

Cost of Goods Sold. Cost of goods sold decreased $66,931, or 29% to $164,914 or 38% of revenues, for the three months of September 30, 2010 from $231,845 or 38% of revenues, for the three months of September 30, 2009. The decrease in cost of goods sold was due to the lower sales level in the period compared to the comparable period in 2009. Cost of goods sold from our K-Line of Chemical Products decreased by $54,305 to $151,790 or 26% compared to $206,095 in the comparable three months ended September 30, 2009, and cost of goods sold by our Green Globe/Qualchem military sales decreased by $12,626 to $13,124 or 49% compared to $25,750 in the comparable three months ended September 30, 2009.

Gross Profit. Gross profit for the three months ended September 30, 2010, decreased by $106,950, or 28% to $274,407 or 62% of sales compared with $381,357 or 62% of sales in the prior period. The decrease in gross profit reflects the lower levels of sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $481,243 to $309,363 or 70% of sales for the three months ended September 30, 2010 compared with $790,606 or 129% of sales for the three months ended September 30, 2009. The decrease in general and administrative expenses is primarily related to a decrease in financing costs associated with the issuance of warrants and in insurance expenses, professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $28,330 to $35,813 or 8% of sales for the three months ended September 30, 2010 compared with $64,143 or 10% of sales for the three months ended September 30, 2009. The decrease in research and development expenses was primarily related to a decrease in lab supplies and salaries.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the three months ended September 30, 2010 as compared with September 30, 2009.

Interest Income. Interest income remained relatively constant for the six months ended September 30, 2010 as compared with September 30, 2009.

Gain on sale of asset. During the period ended September 30, 2010, the company sold a fully depreciated vehicle for $8,000.

Interest Expense. The Company had interest expense of $14,062 for the three months ended September 30, 2010 compared with $11,878 in the corresponding period in 2009. The increase was due to the indebtedness outstanding on the loans by directors and their affiliates.

Net Loss. The three months ended September 30, 2010 resulted in a net loss of $88,426 or $0.00 per share as compared to a net loss of $497,698 or $0.02 per share for the three months ended September 30, 2009. The average number of shares of common stock used in calculating earnings per share increased 175,862 shares to 31,504,444 as a result of 175,862 shares issued in the connection with the exercise of warrants.

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009

Revenues. Revenues for the six-month period ended September 30, 2010 were $882,826, a $124,380 or 12% decrease from revenues of $1,007,206 in the comparable six-month period ended September 30, 2009. Revenues from our K-Line of Chemical Products decreased by $45,157 to $822,401 or 5% compared to $867,558 in the comparable six months ended September 30, 2009, and revenues from our Green Globe/Qualchem military sales decreased by $79,223 to $60,425 or 57% compared to $139,648 in the comparable six months ended September 30, 2009.

Cost of Goods Sold. Cost of goods sold decreased $48,180, or 13% to $337,379 or 38% of revenues, for the six-month period ended September 30, 2010 from $385,559 or 38% of revenues, for the six-month period ended September 30, 2009. The decrease in cost of goods sold was due to the lower sales level in the period compared to the comparable period in 2009. Cost of goods sold from our K-Line of Chemical Products decreased by $15,813 to $309,390 or 5% compared to $325,203 in the comparable six months ended September 30, 2009, and cost of goods sold from our Green Globe/Qualchem military sales decreased by $32,367 to $27,989 or 54% compared to $60,356 in the comparable six months ended September 30, 2009.

Gross Profit. Gross profit for the six months ended September 30, 2010, decreased by $76,200, or 12% to $545,447 or 62% of revenues compared with $621,647 or 62% of revenues in the prior period. The decrease in gross profit reflects the lower levels of sales of our Specialty Chemicals and Green Globe/Qualchem military sales

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $563,563 to $578,075 or 65% of revenues for the six months ended September 30, 2010 compared with $1,141,638 or 113% of revenues for the six months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily related to a decrease in financing costs associated with the issuance of warrants and in insurance expenses, professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $44,670 to $70,969 or 8% of sales for the six months ended September 30, 2010 compared with $115,639 or 11% of sales for the six months ended September 30, 2009. The decrease in research and development expenses was related to a decrease in lab supplies and salaries.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the six months ended September 30, 2010 as compared with September 30, 2009.

Interest Income. Interest income remained relatively constant for the six months ended September 30, 2010 as compared with September 30, 2009.

Gain on sale of asset. During the period ended September 30, 2010, the company sold a fully depreciated vehicle for $8,000.

 Interest Expense. The Company had interest expense of $29,055 for the six months ended September 30, 2010 compared with $19,423 in the corresponding period in 2009. The increase was due to the indebtedness outstanding on the loans by directors and their affiliates.

Net Loss. The six months ended September 30, 2010 resulted in a net loss of $147,809 or $0.00 per share as compared to a net loss of $679,551 or $0.02 per share for the six months ended September 30, 2009. The average number of shares of common stock used in calculating earnings per share increased 249,257 shares to 31,504,449 as a result of 298,472 shares issued in connection with the conversion of the convertible note and 175,862 shares issued in the connection with the exercise of warrants.

Liquidity and Capital Resources

As of September 30, 2010, the Company had $150,447 in cash and cash equivalents, as compared to $311,506 at March 31, 2010.

The $161,059 decrease in cash and cash equivalents was due to net cash used in operations of $174,175, net cash provided by investing activities of $2,836 and net cash provided by financing activities of $10,280. Cash provided by investing activities consisted of proceeds from sale of asset of $8,000, offset by patent purchases of $2,093 and employee loans of $3,071. Cash provided by financing activities consisted of related party loans of $11,000, offset by preferred stock dividends of $720.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $23,694,601 as of September 30, 2010. During the six months ended September 30, 2010 the Company experienced a net loss from operations of $147,809 and a negative cash flow from operations of $158,175. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Concentration of Risk

Sales to our top three customers, accounted for approximately 82% of revenue, or $725,112, for the six-month period ending September 30, 2009 and sales to our top four customers, accounted for approximately 85% of our revenue, or $854,786, for the three-month period ending September 30, 2009.

Sales to our top customer, for the six-month period ending September 30, 2010 were $461,112.

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

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, the Company issued warrants to acquire 1,000,000 shares of Common Stock in the aggregate to members of its Board of Directors as compensation for their services. The Company did not receive any proceeds from the issuance of the warrants. The warrants were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

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

Dated: November 17, 2010		UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronal Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)