Form 10-Q
period 2010-12-31
UNITED ENERGY CORP /NV/
filed 2011-02-14
CIK 1116734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. ☐ Yes ☑ No

As of February 14, 2011, 31,504,449 shares of common stock, par value $.01 per share, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets December 31, 2010 (Unaudited) and March 31, 2010	3-4

	Consolidated statements of operations for the three months and nine months ended December 31, 2010 (Unaudited) and 2009 (Unaudited)	5

	Consolidated statement of stockholders' equity for the nine months ended December 31, 2010 (Unaudited)	6

	Consolidated statements of cash flows for the nine months ended December 31, 2010 (Unaudited) and 2009 (Unaudited)	7-8

	Notes to consolidated financial statements	9-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Removed and Reserved)	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Item 1. Financial Statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,890	$311,506
Accounts receivable, net of allowance for doubtful
accounts of $72,719 and $77,211, respectively	86,271	190,915
Inventory	93,840	80,870
Prepaid expenses and other current assets	35,233	62,827
Loan receivable, net of reserve of $25,000	25,000	25,000
Total current assets	307,234	671,118

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization of $472,303 and
$492,121 respectively	63,320	79,050

OTHER ASSETS:
Goodwill, net	15,499	15,499
Patents, net of accumulated amortization of $309,367
and $280,306, respectively	292,263	317,318
Loans receivable	38,519	35,793
Deposits	14,185	1,385
Total assets	$731,020	$1,120,163

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$248,158	$234,948
Accrued expenses	283,817	362,925
Convertible term note	30,000	30,000
Due to related parties	463,883	453,781
Total current liabilities	1,025,858	1,081,654

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock: 100,000 shares authorized;
Series A Convertible Preferred Stock: $8,000
stated value, 3 shares issued and outstanding
as of December 31, 2010 and March 31, 2010	24,000	24,000
Common stock: $0.01 par value 100,000,000 shares
authorized; 31,504,449
shares issued and outstanding as of
December 31, 2010 and March 31, 2010	315,045	315,045
Additional paid-in capital	23,307,774	23,245,536
Accumulated deficit	(23,941,657)	(23,546,072)
Total stockholders' equity (deficit)	(294,838)	38,509
Total liabilities and stockholders' equity (deficit)	$731,020	$1,120,163

The accompanying notes are an integral part of these consolidated financial statements

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$109,953	$437,075	$992,779	$1,444,281

COST OF GOODS SOLD	60,624	153,228	398,003	538,787

Gross profit	49,329	283,847	594,776	905,494

OPERATING EXPENSES:
Selling, general and administrative	235,487	762,183	813,562	1,903,821
Research and development	35,541	58,665	106,510	174,304
Gain on sale of asset	-	-	(8,000)	-
Depreciation and amortization	11,620	11,971	34,784	36,483
Total operating expenses	282,648	832,819	946,856	2,114,608

Loss from operations	(233,319)	(548,972)	(352,080)	(1,209,114)

OTHER INCOME (EXPENSE), net:
Interest income	-	6	7	20
Interest expense	(13,377)	(14,528)	(42,432)	(33,951)
Total other income (expense), net	(13,377)	(14,522)	(42,425)	(33,931)
Net loss	(246,696)	(563,494)	(394,505)	(1,243,045)

PREFERRED DIVIDENDS	(360)	(360)	(1,080)	(1,080)

Net loss applicable to common shareholders	$(247,056)	$(563,854)	$(395,585)	$(1,244,125)

BASIC AND DILUTED LOSS PER SHARE:	$(0.01)	$(0.02)	$(0.01)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING:	31,504,449	31,328,587	31,504,449	31,279,746

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 (UNAUDITED)

				Additional
	Common Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

BALANCE, April 1, 2010	31,504,449	$315,045	$24,000	$23,245,536	$(23,546,072)	$38,509
Compensation expense associated				.
with options	-	-	-	1,068	-	1,068
Compensation expense associated
with warrants	-	-	-	61,170	-	61,170
Dividends accrued on
preferred shares	-	-	-	-	(1,080)	(1,080)
Net loss	-	-	-	-	(394,505)	(394,505)
BALANCE, Dectember 31, 2010	31,504,449	$315,045	$24,000	$23,307,774	$(23,941,657)	$(294,838)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(394,505)	$(1,243,045)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,791	51,492
Allowance for doubtful accounts	(4,492)	18,680
Gain on sale of asset	(8,000)	-
Compensation expense associated with warrants	61,170	975,411
Compensation expense associated with options	1,068	1,068

Changes in operating assets and liabilities
Accounts receivable	109,136	12,887
Inventory	(12,970)	60,417
Prepaid expenses and other current assets	26,730	47,620
Deposits	(12,800)	-
Accounts payable and accrued expenses	(65,898)	117,490
Net cash (used in) provided by operating activities	(255,770)	42,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Employee loans	(1,863)	(16,100)
Proceeds from sale of asset	8,000	-
Payments for acquisition of property and equipment	-	(985)
Payments for patents	(4,006)	(3,699)

Cash provided by (used in) investing activities	2,131	(20,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payable	10,103	303,781
Preferred stock dividend	(1,080)	(1,080)

Net cash provided by financing activities	9,023	302,701

Net (decrease) increase in cash and cash equivalents	(244,616)	323,937

CASH AND CASH EQUIVALENTS, beginning of period	311,506	56,372

CASH AND CASH EQUIVALENTS, end of period	$66,890	$380,309

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
Interest	$1,300	$1,160
Income taxes	$2,412	$2,080

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$-	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements of United Energy Corp. (“we”, “United Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2010 (unaudited) and the results of its operations for the three and nine months ended December 31, 2010 and 2009 (unaudited) and cash flows for the nine months ended December 31, 2010 and 2009 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three and nine months ended December 31, 2010 and 2009 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2011.

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

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $23,941,657 as of December 31, 2010.  During the nine months ended December 31, 2010 the Company experienced a net loss from operations of $352,080 and a negative cash flow from operations of $255,770.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

2.           NET LOSS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2010, there were stock options and warrants that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future, however, the Company is in a loss position and the result of the computation would be antidilutive.

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

4.           CONVERTIBLE DEBT

On November 6, 2009, the Company issued a convertible term note in the amount of $30,000, which accrues interest at 7% per year. Principal and interest is payable on the maturity date of April 30, 2010. The holder of this term note has the option to convert all or a portion of the note (including principal and interest) into shares of common stock at any time at a conversion price of $0.09 per share. The conversion price is subject to adjustment for stock splits, stock dividends and similar events.

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

6.           INVENTORY

Inventory consists of the following:

	December 31,	March 31,
	2010	2010
Blended chemicals	$22,301	$29,734
Raw materials	71,539	51,136
Total inventory	$93,840-	$80,870

7.           FAIR VALUE MEASUREMENTS

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

As of December 31, 2010, the Company does not possess any long-term monetary or nonmonetary financial instruments whose fair value is measured on a recurring basis.  The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, accounts receivable, loans receivable, accounts payable, accrued expenses and convertible notes, whose fair value can be approximated due to their short term maturity.

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

Fair Value of Stock Options

For disclosure purposes under FASB guidance now codified as ASC Topic 505, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2010	2009
Expected life (in years)	10	10
Risk-free interest rate	4.54%	4.54%
Volatility	199.9	175.3
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $1.06 for the nine months ended December 31, 2010.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the quarter ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding April 1, 2010	3,287,500	$1.05	4.67
Granted	--
Expired	(60,000)
Options outstanding December 31, 2010	3,227,500	$1.06	3.91
Vested and expected to vest–end of quarter	3,227,500	$1.06	3.91	$--
Exercisable–end of quarter	3,165,000	$1.08	3.86	$--

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

Options outstanding at December 31, 2010 have an exercise price ranging between $0.09 to $2.05.

 The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in–the–money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2010. This amount changes based upon changes in the fair market value of the Company’s stock. As of December 31, 2010, $1,777 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of one year and three months.

9.           SUBSEQUENT EVENTS

On January 21, 2011, the Company entered into an agreement with Ronald Wilen, a director, the President and Chief Executive Officer, and Hilltop Holding Company, L.P. (“Hilltop”), a limited partnership of which Jack Silver, a director, is the managing partner. Pursuant to the agreement, Mr. Wilen and Hilltop agreed to extend the maturity date of $151,016.67 and $301,866.67 of secured convertible notes held by Mr. Wilen and Hilltop, respectively.  The maturity date was extended from January 31, 2011 to December 20, 2011.  In consideration for the agreement to extend the maturity dates, Mr. Wilen and Hilltop were issued warrants to purchase up to 1,984,939 and 3,959,894 shares of common stock, respectively, at an exercise price of $.11 per share.

On or about January 3, 2011, Hilltop loaned the Company an additional $100,000.  Pursuant to the agreement, the Company issued Hilltop a secured convertible note for the $100,000 loan and warrants to purchase up to 1,111,111 shares of common stock at an exercise price of $.11 per share.  The agreement also provides that Hilltop may purchase, at its option, up to $100,000 of additional secured convertible notes and pro rata portion of 1,111,111 warrants at any time prior to June 30, 2011.  The secured convertible note is convertible into Common Stock at a conversion price of $.09 per share, bears interest at 12% per annum, is due December 20, 2011 and is secured by substantially all the assets of the Company on a pari passu basis with the previously issued secured convertible notes.

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

We have currently established dealerships in Mexico, Columbia, Brazil, Malta, Malaysia, Russia, China, Trinidad and Venezuela. The testing of our products has begun in these counties and we hope to have positive results soon.

We provide our K-Line of Chemical Products and our Green Globe Products to our customers and generated revenues of $992,779 for the nine-month period ended December 31, 2010 and $1,444,281 for the nine-month period ended December 31, 2009.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 30, 2009

Revenues. Revenues for the three months ended December 31, 2010 were $109,953, a $327,122, or 75% decrease from revenues of $437,075 in the comparable three months of 2009. The decrease in revenues was due to lower levels our K-Line of Chemical Products and military sales during the three months ended December 31, 2010.  Revenues from our K-Line of Chemical Products decreased by $304,349 to $83,237 or 79% compared to $387,586 in the comparable three months ended December 31, 2010, and revenues from our Green Globe/Qualchem military sales decreased by $22,773 to $26,716 or 46% compared to $49,489 in the comparable three months ended December 31, 2009.

Cost of Goods Sold. Cost of goods sold decreased $92,604, or 61% to $60,624 or 56% of revenues, for the three months ended December 31, 2010 from $153,228 or 35% of revenues, for the three months ended December 31, 2009.  The decrease in cost of goods sold and the increase in cost of goods sold as a percentage of revenue was due to the lower sales level in the period compared to the comparable period in 2009. Cost of goods sold from our K-Line of Chemical Products decreased by $87,940 to $43,172 or 67% compared to $131,112 in the comparable three months ended December 31, 2009, and cost of goods sold by our Green Globe/Qualchem military sales decreased by $4,664 to $17,452 or 21% compared to $22,116 in the comparable three months ended December 31, 2009.

Gross Profit.  Gross profit for the three months ended December 31, 2010, decreased by $234,518, or 83% to $49,329 or 44% of sales compared with $283,847 or 65% of sales in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of high volume sales that normally result in a higher profit margin.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $526,696 to $235,487 or 214% of sales for the three months ended December 31, 2010 compared with $762,183 or 174% of sales for the three months ended December 31, 2009.  The decrease in selling, general and administrative expenses was primarily related to a decrease in financing costs associated with the issuance of warrants and in marketing expenses, insurance expenses, professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $23,124 to $35,541 or 32% of sales for the three months ended December 31, 2010 compared with $58,665 or 13% of sales for the three months ended December 31, 2009. The decrease in research and development expenses was related to a decrease in lab supplies and salaries.

Depreciation and Amortization.  Depreciation and amortization remained relatively constant for the three months ended December 31, 2010 as compared with December 31, 2009.

Interest Income.  Interest income remained relatively constant for the three months ended December 31, 2010 as compared with December 31, 2009.

Interest Expense.  Interest expense remained relatively constant for the three months ended December 31, 2010 as compared with December 31, 2009.

Net Loss.  The three months ended December 31, 2010 resulted in a net loss of $246,696 or $0.01 per share as compared to a net loss of $563,494 or $0.02 per share for the three months ended December 31, 2009. The average number of shares of common stock used in calculating earnings per share increased 175,862 shares to 31,504,449 as a result of 298,472 shares issued in connection with the conversion of the convertible note.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009

Revenues.  Revenues for the nine-month period ended December 31, 2010 were $992,779, a $451,502 or 31% decrease from revenues of $1,444,281 in the comparable nine-month period ended December 31, 2009.  The decrease in revenues was due to lower levels our K-Line of Chemical Products and military sales during the nine months ended December 31, 2010.  Revenues from our K-Line of Chemical Products decreased by $349,506 to $905,638 or 28% compared to $1,255,144 in the comparable nine months ended December 31, 2009, and revenues from our Green Globe/Qualchem military sales decreased by $101,996 to $87,141 or 54% compared to $189,137 in the comparable nine months ended December 31, 2009.

Cost of Goods Sold. Cost of goods sold decreased $140,784, or 27% to $398,003 or 40% of revenues, for the nine-month period ended December 31, 2010 from $538,787 or 34% of revenues, for the nine-month period ended December 31, 2009.  The decrease in cost of goods sold and the increase in cost of goods sold as a percentage of revenue was due to the lower sales level in the period compared to the comparable period in 2009. Cost of goods sold from our K-Line of Chemical Products decreased by $103,753 to $352,562 or 23% compared to $456,315 in the comparable nine months ended December 31, 2009, and cost of goods sold from our Green Globe/Qualchem military sales decreased by $37,031 to $45,441 or 45% compared to $82,472 in the comparable nine months ended December 31, 2009.

Gross Profit.  Gross profit for the nine months ended December 31, 2010, decreased by $310,718, or 35% to $594,776 or 60% of revenues compared with $905,494 or 63% of revenues in the prior period. The decrease in gross profit and gross profit percentage reflects the lower levels of sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1,090,259 to $813,562 or 82% of revenues for the nine months ended December 31, 2010 compared with $1,903,821 or 132% of revenues for the nine months ended December 31, 2009. The decrease in selling, general and administrative expenses was primarily related to a decrease in financing costs associated with the issuance of warrants and in marketing expenses, insurance expenses, professional fees, salaries, employee benefits and travel and entertainment.

Research and Development. Research and development expenses decreased $67,794 to $106,510 or 11% of sales for the nine months ended December 31, 2010 compared with $174,304 or 12% of sales for the nine months ended December 31, 2010. The decrease in research and development expenses was related to a decrease in lab supplies and salaries.

Gain on sale of asset. During the period ended December 31, 2010, the company sold a fully depreciated vehicle for $8,000.

Depreciation and Amortization. Depreciation and amortization remained relatively constant for the nine months ended December 31, 2010 as compared with December 31, 2009.

Interest Income.  Interest income remained relatively constant for the nine months ended December 31, 2010 as compared with December 31, 2009.

Interest Expense. The Company had interest expense of $43,432 for the nine months ended December 31, 2010 compared with $33,951 in the corresponding period in 2009. The increase was due to the indebtedness outstanding on the loans by directors and their affiliates.

Net Loss.  The nine months ended December 31, 2010 resulted in a net loss of $394,505 or $0.01 per share as compared to a net loss of $1,243,045 or $0.04 per share for the nine months ended December 31, 2009. The average number of shares of common stock used in calculating earnings per share increased 224,703 shares to 31,504,449 as a result of 298,472 shares issued in connection with the conversion of the convertible note.

Liquidity and Capital Resources

As of December 31, 2010, the Company had $66,890 in cash and cash equivalents, as compared to $311,506 at March 31, 2010.

The $244,616 decrease in cash and cash equivalents was due to net cash used in operations of $255,770, net cash provided by investing activities of $2,131 and net cash provided by financing activities of $9,023. Cash provided by investing activities consisted of proceeds from sale of asset of $8,000, offset by patent purchases of $4,006 and employee loans of $1,863.  Cash provided by financing activities consisted of related party loans of $10,103, offset by preferred stock dividends of $1,080.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and has an accumulated deficit of $23,941,657 as of December 31, 2010.  During the nine months ended December 31, 2010, the Company experienced a net loss from operations of $352,080 and a negative cash flow from operations of $255,770.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On or about January 3, 2011, Hilltop loaned the Company an additional $100,000.  Pursuant to the agreement, the Company issued Hilltop a secured convertible note for the $100,000 loan and warrants to purchase up to 1,111,111 shares of common stock at an exercise price of $.11 per share.  The agreement also provides that Hilltop may purchase, at its option, up to $100,000 of additional secured convertible notes and pro rata portion of 1,111,111 warrants at any time prior to June 30, 2011.

Concentration of Risk

Sales to our top three customers, accounted for approximately 73% of revenue, or $725,112, for the nine-month period ending December 31, 2010 and sales to our top four customers, accounted for approximately 78% of our revenue, or $943,951, for the nine-month period ending December 31, 2009.

Sales to our top customer, for the nine-month period ending December 31, 2010 were $461,112.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4.             Controls and Procedures.

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

In October 2010, the Company issued warrants to acquire 400,000 shares of Common Stock in the aggregate to two employees of The Company as compensation for their services.  The Company did not receive any proceeds from the issuance of the warrants. The warrants were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             (Removed and Reserved)

Item 5.            Other Information

None.

Item 6.             Exhibits

10.1
Agreement, dated as of January 21, 2011, among the Company, Ronald Wilen and Hilltop Holding Company, L.P. incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 28, 2011.

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

Dated: February 14, 2011	UNITED ENERGY CORP.

	By:	/s/ Ronald Wilen
Ronald Wilen,
Chief Executive Officer
(as principal executive officer)

	By:	/s/ James McKeever
James McKeever,
Interim Chief Financial Officer
(as principal financial and accounting officer)